Form 10-Q
period 1995-09-30
DORCHESTER HUGOTON LTD
filed 1995-11-14
CIK 703814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended SEPTEMBER 30, 1995             Commission file number 0-10697



                            DORCHESTER HUGOTON, LTD.
             (Exact name of registrant as specified in its charter)




           Texas                                              75-1829064
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)



       9696 Skillman Street, Suite 320-LB 42, Dallas, Texas 75243-8200
           (Address of principal executive offices)         (Zip Code)


      Registrant's telephone number, including area code:  (214) 340-3443


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

    As of October 31, 1995, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                         QUARTERLY REPORT ON FORM 10-Q

                               SEPTEMBER 30, 1995


                                     INDEX


PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Balance Sheets as of September 30, 1995 and December 31, 1994 (Unaudited)

               Condensed Statements of Earnings for the Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)

               Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

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

     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.


SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)
PART I
ITEM 1
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                           (In Thousands of Dollars)


                                                                                   SEPTEMBER 30, 1995     DECEMBER 31, 1994
                                                                                   ------------------     -----------------
                                                               ASSETS
  CURRENT ASSETS:
       Cash and temporary cash investments                                             $     148            $      -0-
       Investments - available for sale                                                    1,951                 1,640
       Accounts receivable                                                                 2,350                 3,128
       Prepaid expenses and other current assets                                             157                    88
                                                                                       ---------            ----------
          TOTAL CURRENT ASSETS                                                             4,606                 4,856

  NET PROPERTY AND EQUIPMENT                                                              13,592                13,993
                                                                                       ---------            ----------

  TOTAL ASSETS                                                                         $  18,198            $   18,849
                                                                                       =========            ==========

                                           LIABILITIES AND PARTNERSHIP CAPITAL
  CURRENT LIABILITIES:
       Accounts payable and other current liabilities                                  $     727            $      839
       Production and property taxes payable                                                 267                   254
       Royalties payable                                                                     209                   272
       Distributions payable to Unitholders                                                1,847                 1,865
                                                                                       ---------            ----------
          TOTAL CURRENT LIABILITIES                                                        3,050                 3,230


  Long term debt                                                                           1,525                 1,850
                                                                                       ---------            ----------
  TOTAL LIABILITIES                                                                        4,575                 5,080

  PARTNERSHIP CAPITAL                                                                     13,623                13,769
                                                                                       ---------            ----------

  TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                                            $  18,198            $   18,849
                                                                                       =========            ==========

                    The accompanying condensed notes are an
                  integral part of these financial statements.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (In Thousands of Dollars)


                                                     Three Months Ended             Nine Months Ended
                                                        September 30                   September 30
                                                 ------------------------       ------------------------
                                                    1995           1994           1995            1994
                                                 ---------      ---------       ---------       --------
NET OPERATING REVENUES                            $ 2,909        $ 2,168         $ 9,194        $ 8,434
                                                  -------        -------         -------        -------

COSTS AND EXPENSES:
    Operating, including production taxes             706            560           2,303          1,822
    Depletion, depreciation and amortization          326            135           1,021            469
    General and administrative                        167            103             443            350
    Management fees                                    89             59             277            197
    Interest                                           35              6             105              7
    Other income, net                                 (22)           (32)            (66)          (121)
                                                  -------        -------         -------        -------
TOTAL COSTS AND EXPENSES                            1,301            831           4,083          2,724
                                                  -------        -------         -------        -------

NET EARNINGS                                      $ 1,608        $ 1,337         $ 5,111        $ 5,710
                                                  =======        =======         =======        =======
NET EARNINGS PER UNIT (IN DOLLARS)                $  0.15        $  0.12         $  0.47        $  0.53
                                                  =======        =======         =======        =======


                    The accompanying condensed notes are an
                  integral part of these financial statements.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (In Thousands of Dollars)


                                                                                      1995                  1994
                                                                                  ------------           -----------
    CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                   $      6,777           $     8,565
                                                                                  ------------           -----------

    CASH FLOWS USED IN INVESTING ACTIVITIES:
        Purchase of marketable securities                                                  -0-                    (3)
        Purchases of property and equipment, net of retirements                           (646)               (5,192)
        Cash received on sale of other property and equipment                               18                   -0-
                                                                                  ------------           -----------
    CASH FLOWS USED IN INVESTING ACTIVITIES                                               (628)               (5,195)

    CASH FLOWS USED IN FINANCING ACTIVITIES:
        Distributions paid to Unitholders                                               (5,553)               (5,547)
        Additions to long term debt                                                      5,775                   100
        Reductions of long term debt                                                    (6,100)                  (25)
        Other                                                                             (123)                  -0-
                                                                                  ------------           -----------
    CASH FLOWS USED IN FINANCING ACTIVITIES                                             (6,001)               (5,472)
                                                                                  ------------           -----------

    INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                        148                (2,102)

    CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1,                                      -0-                 2,966
                                                                                  ------------           -----------

    CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30,                          $        148           $       864
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

2. Prior to May 1, 1994, the Partnership's Oklahoma natural gas production was sold under the 1946 Gas Purchase Contract, as amended, (the "Contract") to Natural Gas Pipeline Company of America or its assigns (collectively referred to as "NGPL"). Such gas was also subject to a June 16, 1982 Gas Processing Agreement (the "Agreement") between the Partnership and Parker & Parsley Petroleum Company entities (successor to Damson Oil Corporation and Dorchester Master Limited Partnership) (collectively referred to as "P&P"). As a result, the Partnership's Oklahoma gas production was processed in P&P's Hooker, Oklahoma gas processing plant where natural gas liquids were extracted and the remaining gas ("residue gas") was delivered and sold to NGPL at the plant outlet. The extraction of natural gas liquids requires the consumption of some gas as fuel and the extraction itself shrinks the gas production in both volume and heating value (referred to as "fuel and shrinkage"). The Agreement provided, among other things, that P&P operate the Partnership's gas gathering pipelines, that P&P retain the natural gas liquids extracted, and that the Partnership would receive for fuel and shrinkage incurred the value of the gas produced at the wellhead (including severance taxes) less amounts received for residue gas sales to NGPL. The Agreement terminated upon termination of the Partnership's Contract with NGPL on May 1, 1994.

     On May 1, 1990, the Partnership instituted legal action in Wharton County, Texas District Court against NGPL seeking cancellation of the Contract and damages. In early December, 1992, the Partnership settled its litigation against NGPL and amended the Contract. The amended Contract provided that NGPL would pay for the residue gas from the Partnership's Oklahoma properties at an indexed market price. The Contract was subsequently terminated by NGPL effective May 1, 1994. The processor of the Partnership's Oklahoma gas, P&P, previously intervened in the litigation in Wharton County, Texas claiming certain rights under the Contract, the Agreement and to the Partnership's gas gathering pipeline system in Oklahoma.

     In 1986, pursuant to a preferential right to purchase in an August 23, 1982 Operating Agreement between the Partnership and a predecessor to P&P, the Partnership acquired additional interests in Texas County, Oklahoma (the "1986 Transaction"). On November 2, 1993, the Oklahoma Court of Appeals affirmed the decision of the Texas County, Oklahoma District Court granting the Partnership quiet title to all personal and real property interests acquired by the Partnership in the 1986 Transaction, including a 20% interest in the Texas County, Oklahoma leases and all of the gas pipeline gathering system. P&P continues to attempt to dispute the impact of that decision. Additionally, on April 20, 1994 the Partnership was granted an injunction by the Texas County, Oklahoma District Court to enjoin P&P from interfering with the Partnership's May 1, 1994 operation of low pressure gas pipeline gathering facilities. At present, P&P has filed an appeal seeking reversal of the District Court's injunction rulings. Also on November 2, 1993, the Court of Appeals remanded, for a new trial, a 1990 jury finding of fraud which had awarded the Partnership $4,715,326 related to the 1986 Transaction. The Oklahoma Supreme Court granted certiorari on March 21, 1994. On June 19, 1995, the Oklahoma Supreme Court withdrew and denied certiorari. Consequently, the sole issue of fraud by P&P will be retried in Texas County, Oklahoma. No retrial date has been set. Additionally, on January 10, 1994 the Oklahoma Court of Appeals decision became final which had reversed a judgment awarding the Partnership $724,082 based on P&P's underpayment for fuel and shrinkage at the Hooker gas processing plant during the period of November 1988 through March 1991. Subsequently, P&P was awarded and received $91,402 in attorney's fees from the Partnership. None of the Court of Appeals' decisions are expected to have any material adverse affect on the Partnership's financial position or operating results. The Partnership has not recognized any of the prior judgment amounts in its favor in its financial statements.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)


                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

     On December 22, 1993 the Texas County, Oklahoma District Court issued a partial summary judgment with respect to disputed matters between the Partnership and P&P regarding gathering and processing the Partnership's
     Oklahoma gas and the Agreement.   The partial summary judgment ruled that
     (1) the Partnership owns the Oklahoma gas pipeline gathering system, (2) there are no processing rights other than the Agreement, whereby P&P gathers and processes the Partnership's Oklahoma gas, (3) the Agreement was still in effect, and (4) payments for fuel and shrinkage under the Agreement are to be based upon the same price per MMBTU as paid the Partnership for its Oklahoma gas sales plus applicable taxes. On May 1, 1994 the Agreement terminated concurrently with the termination of the Partnership's 1946 Gas Purchase Contract with NGPL. On August 26, 1994, P&P and the Partnership stipulated by agreement that (among other issues) the amount of underpayment due the Partnership for fuel and shrinkage during the period January 1993 through April 1994 to be either $4,837,046 or $6,558,036 depending upon the Court's determination of proper severance tax applicability. A hearing including these issues was conducted October 18, 1994. On September 21, 1995 the Texas County, Oklahoma District Court issued its Final Judgment and Order favorably awarding the Partnership $6,588,036 plus interest for underpayment by P&P for fuel and shrinkage. The Court's ruling also made final the previous decisions that the Partnership owns the Oklahoma gas pipeline gathering system and P&P had no rights to process the gas after the May 1, 1994 expiration of the Agreement. On October 6, 1995 P&P filed a supersedeas bond. On October 13, 1995 P&P filed an appeal contesting all of the District Court's findings and P&P seeks to reduce or eliminate the supersedeas bond. The Partnership has not recognized any of the prior judgment amounts in its favor in its financial statements.

     Through January 25, 1994, the Wharton County, Texas District Court ruled that (1) P&P is not liable to the Partnership for excess extraction of natural gas liquids prior to January 1, 1993 (2) the 1982 Gas Processing Agreement expired on January 1, 1993, and (3) P&P is not a party to the Partnership's contract covering Oklahoma gas sales. Issues of ownership of the gas pipeline gathering system and any gas processing rights (other than the Agreement) in Oklahoma were dismissed for various reasons including lack of subject matter jurisdiction. All other remaining issues were dismissed and attorney's fees in the amount of $208,000 were awarded to P&P. Both the Partnership and P&P appealed portions of the Court's decisions and the Partnership has provided a supersedeas bond in the amount of $242,000 related to attorneys fees with prospective interest.
     On October 5, 1995 the Thirteenth Court of Appeals in Corpus Christi, Texas issued an opinion which remanded to the Wharton County District Court for further proceedings the issues of (1) ownership of the gas pipeline gathering system and (2) ownership of rights to process the gas produced by the Partnership's Oklahoma gas wells. Additionally, the Appellate Court affirmed the Wharton District Court's decision terminating on January 1, 1993, the 1982 Gas Processing Agreement whereby the Partnership's Oklahoma gas was processed in the P&P Hooker Oklahoma Plant until May 1, 1994. Also, the Court affirmed the Wharton County District Court's decision that Parker & Parsley was not liable to the Partnership for previous overextraction at the Hooker Oklahoma Plant. The Court also affirmed, but slightly reduced, the trial court's award of attorney's fees of $200,000 to P&P. Dorchester Hugoton has begun seeking further appellate court review.

     On May 11, 1994 the Partnership instituted legal action in Texas County, Oklahoma District Court against P&P for breach of the preferential right to purchase clause in an August 23, 1982 Operating Agreement between the Partnership and a predecessor to P&P. A production payment and a right to participate in new wells were reserved by P&P predecessors in their June, 1986 sale of interests in Texas County, Oklahoma properties to the Partnership. The Partnership is contesting conveyances made between P&P's predecessors (Damson and Dorchester Master Limited Partnership) and P&P with respect to the production payment and participation right. The Partnership is requesting such production payment and participation right be subject to specific performance enabling exercise of the Partnership's rights under the preferential right to purchase. Generally the right to participate in new wells is limited to a maximum working interest of 5%. At present, the Partnership believes no wells have been drilled which would be subject to such participation. A production payment may be owed to P&P if the Partnership is unsuccessful. However, the exact amount of any such payment that might be due is not currently known. As of March 1, 1994, the amount that could be owed might range between $600,000 to $1,000,000. Although not calculable, an estimated additional range of $800,000 to $1,000,000 could be owed for the period from March 1, 1994 through October 31, 1995. Future projections of any production payment amount utilize annual calculations through February

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


     based on a table of declining volumes and the amount that unknown future gas prices exceed a table of rising prices. P&P has asserted the production payment amount owed to be $1,394,505 through February 28, 1994. Should the Partnership successfully maintain the right to purchase, the determination of whether to purchase would depend on the purchase price which is unknown.

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

     Pursuant to requirements of the Dallas, Texas District Court, the Partnership and P&P attempted settlement by mediation during August, 1995. On August 21, 1995 the independent mediator declared an impasse.

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

4. On July 19, 1994 the Partnership entered into a $15,000,000 unsecured revolving credit facility (the "Agreement") with Bank One, Texas, N.A. The Agreement currently has a borrowing base of $4,250,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base as most recently determined by Bank One, the Partnership is required to pay the excess. This credit facility covers both cash advances and any letter of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8-3/4% on November 9, 1995. All amounts borrowed under this facility will become due and payable on July 31, 1997. As of November 9, 1995, a letter of credit totaling $242,000 was issued under the credit facility and the amount borrowed was $1,700,000.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)
PART I
ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flows from operating activities during the three and nine months ended September 30, 1995 were $1,237,000 and $6,777,000, respectively, compared to $908,000 and $8,565,000 for the same periods of 1994. Net cash flows for the three months ended September 30, 1995 were higher than the same period of 1994 because of reductions in accounts payable during 1994 associated with the the construction of the Oklahoma compression facility, which became operational in late 1994. The facility, which cost just under $6,000,000 was completed in late 1994. Most of the construction costs were funded out of cash flows, but some bank borrowings have been utilized by the Partnership.

Remaining changes in three and nine month cash flows from operating activities between 1994 and 1995 are a result of timeliness of accounts receivable. The Partnership has implemented improved payment terms under certain gas sales agreements during the nine months ended September 30, 1995 compared to the same period of 1994. Additionally, cash flows are influenced by natural gas spot market prices which are down compared to the same period last year and the previous quarter of 1995. Operating expenses continue to be adversely impacted by costs of litigation.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $4,250,000. Please see Note 4 to the financial statements for additional information. As of November 9, 1995, a letter of credit totaling $242,000 was issued under the credit facility and the amount borrowed was $1,700,000. The Partnership's cash position was zero on December 31, 1994 as a result of cash management practices which minimize borrowings.

The Partnership's portion of gas sales volumes (in MMCF) and weighted average BTU adjusted sales prices per MCF were as follows:

                                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        ----------------------------------------         ----------------------
                                                           SEPTEMBER 30,                JUNE 30               SEPTEMBER 30,
                                                        ----------------------         ---------         ----------------------
                                                          1995          1994             1995             1995           1994
                                                        --------      --------         ---------         -------        -------
                SALES VOLUMES:
                    Oklahoma                              1,594           785            1,397            4,719          3,384
                    Kansas                                  505           624              556            1,586          1,599
                                                        -------        ------         --------          -------        -------
                TOTAL                                     2,099         1,409            1,953            6,305          4,983
                                                        =======        ======         ========          =======        =======
                WEIGHTED AVERAGE BTU
                         ADJUSTED SALES PRICES:
                    Oklahoma                              $1.38         $1.47            $1.47            $1.46          $1.61
                    Kansas                                 1.32          1.60             1.40             1.40           1.84
                OVERALL WEIGHTED AVERAGE                  $1.36         $1.53            $1.45            $1.44          $1.69

Oklahoma natural gas production volumes were higher during the third quarter compared to the same quarter of 1994. During May through October of 1994, Oklahoma production was reduced while the new compression facility was being constructed. The facility became operational on November 1, 1994. Oklahoma natural gas production in the third quarter of 1995 was higher than the second quarter of 1995 during which some wells were shut in for state tests.

Kansas volumes during the quarters ending June 30, 1995 and September 30, 1995 were less than the third quarter of 1994 as a result of the current need for
lower well delivery pressures.   During October, 1995, the Partnership began
installing equipment necessary to enable the existing Kansas compression facility to handle greater gas volumes at lower pressures. Additionally, during November, 1995 the Partnership will install approximately 4 1/2 miles of pipeline to receive gas from two of its wells that previously delivered gas through pipelines of others. The total anticipated cost to the Partnership is $800,000. The projects are scheduled for completion in early December, 1995. Construction is being done in stages to minimize compression facility downtime. The Partnership anticipates fourth quarter Kansas volumes to be approximately 470 MMCF as compared to the 1995 third quarter's 505 MMCF. In June, 1995 the Partnership drilled and completed one additional infill well in Kansas. There are no current plans to drill any additional infill wells.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

PART I
ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Operating costs have increased compared to the third quarter of 1994 as a result of additional costs related to the gathering and compressing of the Oklahoma natural gas production. Depreciation, depletion and amortization costs (collectively, "DD&A") have increased significantly compared to the same quarter last year primarily as a result of the addition of the Oklahoma compression facility. However, DD&A per unit of gas production is down this quarter compared to the first quarter of 1995 as a result of increased natural gas reserves. As discussed in the Notes to Condensed Financial Statements, the Partnership's natural gas reserves have been revised so as to be on a basis comparable to other producers in Oklahoma/Kansas Hugoton fields. The resulting increase in recoverable reserves, from 84 BCF (billion cubic feet) to 103 BCF is the first such revision of this type by the Partnership since 1982. The Partnership does not anticipate any further material revisions in the foreseeable future. Although not presently calculable, the Partnership anticipates that generally the Unitholder's DD&A may decrease from 1994 which might increase taxable income in 1995.

The Partnership anticipates delivery of gas from its Oklahoma compression facilities to Williams Gas Processing - Mid Continent Region Co., a subsidiary of the Williams Companies, Inc. beginning in the first quarter of 1996. Williams Field Services Company will subsequently process the gas at its newly constructed plant near Baker, Oklahoma and return the gas as directed by the Partnership to the available transmission pipelines at the plant outlet which include Williams Natural Gas Company, Panhandle Eastern Pipe Line Company, and Natural Gas Pipeline Company of America. The gas returned to the Partnership will be of improved quality, including having the contaminant nitrogen removed.

As discussed in the Partnership's 1994 Form 10-K and in the Notes to Condensed Financial Statements within this Form 10-Q, the litigation with various entities of Parker & Parsley Petroleum Company is continuing. During the period January 1, 1993 through April 30, 1994, the Partnership's Oklahoma gas was processed by a Parker & Parsley Petroleum Company entity in their Hooker, Oklahoma plant. Recent developments include a final decision by an Oklahoma District Court that a 1982 Gas Processing Agreement with Parker & Parsley was in effect through April 30, 1994 and covered such processing. As a result, the Partnership was favorably awarded $6,558,036 plus interest for underpayments by P&P. Recent developments also include a decision by the Corpus Christi Court of Appeals that the same 1982 Processing Agreement terminated January 1, 1993. Should the Texas decision be valid, there remains unresolved the amounts due the Partnership during the period January 1, 1993 through April 30, 1994. Further appellate proceedings are underway in both states. The Partnership believes the overall litigation issues must be resolved before the Partnership can make decisions regarding significant capital expenditures for production enhancement or material changes in its current distribution policy.

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

           Also, as previously announced, effective August 21, 1995 the transfer agent for the Partnership's depositary units changed from Society Bank to American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005. The Partnership amended both the Partnership Agreement and the Depositary Agreement to conform to each of the foregoing changes. Additionally, the Partnership made certain other amendments to the Partnership Agreement which were necessary to conform to, or to provide desired flexibility permitted by, changes in Texas partnership law and federal tax law. The amendments were filed with the June 30, 1995 Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:
           a)  Exhibits

               27 -- Financial Data Schedule

           b)  Reports on Form 8-K - None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       ------------------------
                                       Registrant




Date:   November 13, 1995              /s/ Kathleen A. Rawlings
                                       -----------------------------------------
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)

                              INDEX TO EXHIBITS



Exhibit
  No.                    Description
-------                  -----------
  27                Financial Data Schedule