Form 10-K405
period 1995-12-31
DORCHESTER HUGOTON LTD
filed 1996-02-20
CIK 703814

                               1995 ANNUAL REPORT

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 0-10697

                     (LOGO)  DORCHESTER HUGOTON, LTD.
             (Exact name of registrant as specified in its charter)

                     TEXAS                               75-1829064
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

         9696 SKILLMAN STREET, SUITE 320-LB42, DALLAS, TEXAS 75243-8200
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (214) 340-3443

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

         DEPOSITARY RECEIPTS FOR UNITS OF LIMITED PARTNERSHIP INTEREST
                          IN DORCHESTER HUGOTON, LTD.

                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.      YES /X/     NO / /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     THE AGGREGATE MARKET VALUE OF THE VOTING SECURITIES HELD BY NON-AFFILIATES OF THE REGISTRANT ON JANUARY 1, 1996 WAS $105,234,000.

     AS OF FEBRUARY 1, 1996, THERE WERE OUTSTANDING DEPOSITARY RECEIPTS FOR 10,744,380 UNITS OF LIMITED PARTNERSHIP INTEREST IN DORCHESTER HUGOTON, LTD.

     Documents Incorporated by Reference:  None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET

                      FORM 10-K ITEM
                    NUMBER AND CAPTION                              CAPTION IN FORM 10-K
                    ------------------                              --------------------
PART I:
 1. Business...............................................   Business and Properties of the
                                                                Partnership
 2. Properties.............................................   Business and Properties of the
                                                                Partnership
 3. Legal Proceedings......................................   Financial Information
 4. Submission of Matters to a Vote of Security Holders....   None

PART II:
 5. Market for Registrant's Common Equity
    and Related Stockholder Matters........................   Depositary Receipts and the
                                                                Depositary Agreement
 6. Selected Financial Data................................   Selected Financial Data
 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations....................   Management's Discussion and
                                                                Analysis of Financial Condition
                                                                and Results of Operations
 8. Financial Statements and Supplementary Data............   Financial Information
 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure....................   None

PART III:
10. Directors and Executive Officers of the Registrant.....   The Partnership
11. Executive Compensation.................................   The Partnership
12. Security Ownership of Certain Beneficial
    Owners and Management..................................   Principal Holders
13. Certain Relationships and Related Transactions.........   The Partnership

PART IV:
14. Exhibits and Reports on Form 8-K.......................   Financial Information

                   BUSINESS AND PROPERTIES OF THE PARTNERSHIP

     Dorchester Hugoton, Ltd. (the "Partnership") was formed on June 16, 1982 as a limited partnership under the laws of the State of Texas, pursuant to a Certificate and Agreement of Limited Partnership (as amended, the "Partnership Agreement"), by Dorchester Gas Corporation ("Dorchester") which contributed working interests in certain natural gas properties in Kansas and Oklahoma to the Partnership. Depositary receipts ("Depositary Receipts") for units of limited partnership interest ("Units") were distributed on August 20, 1982 to Dorchester stockholders of record as of July 2, 1982 in the form of a taxable dividend on the basis of one Unit for each ten shares of Dorchester common stock held. Cash payments were made in lieu of distributing fractional Units.

     Neither Dorchester nor the Partnership received any proceeds from the distribution of the Units. The Partnership has its principal place of business at 9696 Skillman Street, Suite 320-LB42, Dallas, Texas 75243-8200 (telephone
(214) 340-3443) and field offices in Hooker, Oklahoma and Amarillo, Texas. The Partnership has working interests in certain properties producing natural gas from the Hugoton gas fields of Kansas and Oklahoma. The Hugoton field is considered one of the most prolific gas fields in the United States. All of the wells (except for infill wells in Kansas and two replacement wells in Oklahoma) in which the Partnership currently has an interest were drilled and have been producing since prior to 1954. At January 1, 1996, the Partnership employed fifteen full time permanent employees (not including General Partners).

KANSAS PROPERTIES

     The Partnership's working interests currently include 32 natural gas wells (18.88 net wells) producing from the Kansas Hugoton field on 11,515 gross developed acres (7,062 net acres). Eighteen of the wells (in each of which the Partnership has an 80% working interest) are operated by the Partnership. The Partnership's portion of natural gas from these operated wells is currently sold under monthly nominations in the spot market at field prices of $1.815 per MMBTU at February 1, 1996. The Partnership's portion of gas sales was approximately
5.9 million cubic feet per day ("MMCFD") during January 1996. Most of the gas is delivered through an 11 mile gas gathering pipeline and compression facility that the Partnership initially completed in 1988. During 1995 the compression facility was modified to handle greater volumes of gas at lower pressures. Also, the gas gathering pipeline was extended 4 1/2 miles during 1995 to enable all 18 wells to flow through the Kansas compression facility. Previously gas from two of the wells was delivered through pipelines of others. The remaining 14 wells (in each of which the Partnership has a 32% working interest) are operated by an unaffiliated third party who is also receiving market-responsive prices for natural gas production including the Partnership's portion.

     The Partnership's allowable quantity of natural gas which may be produced from its Kansas properties is regulated by the Kansas Corporation Commission ("KCC"). Such allowables increased October 1, 1993 and April 1, 1994. The increase effective April 1, 1994 was primarily a result of basic rule changes by the KCC. Recent field wide state tests show a higher than normal decrease in the gas reservoir pressure of nearly all producers in the Kansas Hugoton field. The Partnership's October 1995 allowable (effective until October 1996) declined slightly compared to October 1994 primarily as a result of lower test pressures.

     In April, 1986, the KCC issued an order authorizing phased-in infill drilling on 320 acre spacing. The Partnership drilled and completed (including acquired and completed wellbores of others) nine producers as follows: one in 1987; two in 1988; three in 1989; two in 1990; and one in 1995. The Partnership has also participated in the drilling and completion of seven producers on its non-operated properties as follows: one in 1987; one in 1988; and five in 1989. One infill well was plugged in 1992 and another in 1993 for economic reasons. The Partnership currently has available two previously undrilled units for additional infill wells.

     The Partnership also has minor overriding royalty interests in producing natural gas wells in Kansas.

OKLAHOMA PROPERTIES

     The Partnership owns working interests in 128 natural gas wells (115.7 net wells) producing from the Guymon-Hugoton field on 80,501 gross developed acres (74,501 net acres). It currently operates and owns interests in 117 wells in Oklahoma, of which the Partnership has a 100% working interest in 109 wells, working interests ranging from 50% to 88% in 5 wells and liquefiable hydrocarbons interests only in the remaining 3 wells. The Partnership also has working interests ranging from 25% to 50% per well in an 11 well group operated by unaffiliated third parties.

     THE PARTNERSHIP'S ACTIVITIES IN THE GUYMON-HUGOTON FIELD HAVE BEEN INFLUENCED BY NUMEROUS LAWSUITS WHICH ARE DESCRIBED IN CONSIDERABLE DETAIL IN
NOTE 3 TO THE FINANCIAL STATEMENTS.

     Until May 1, 1994, natural gas from the existing Guymon-Hugoton field was sold under a 1946 Gas Purchase Contract (the "Contract"), as amended. In a December, 1992 settlement of litigation, the Partnership amended the Contract, effective January 1, 1993, with Natural Gas Pipeline Company of America ("Natural") providing for the Partnership to receive prices equivalent to an index of market responsive pricing. Natural subsequently assigned this contract to MidCon Gas Services Corp. ("MidCon"), an affiliate of Natural (collectively "NGPL"). Following NGPL's notice to the Partnership in January, 1994 the Contract terminated on May 1, 1994. On May 1, 1994, the Partnership began operation of its low pressure gas pipeline gathering facilities and began sales at low pressure direct (without processing or compressing) to Williams Gas Marketing Company. Such sales continued until November 1, 1994 at generally 95% of an index price reflective of the spot market price in the area. Because of capacity, Williams limited purchases of the Partnership's gas during this period to about one-half of the quantity available for sale.

     Beginning November 1, 1994, the Partnership's new 5400 horsepower gas compression and dehydration facility became operational and gas began being delivered direct (without processing) to Panhandle Eastern Pipe Line Company ("Panhandle Eastern"). Numerous other transmission pipelines are also nearby. Such new facilities have, among other things, replaced the compression previously provided under the Contract by NGPL. Installed cost of the facilities totaled $6.0 million which include offices and warehouse storage for both field and compressor operations. The Partnership's portion of gas sales delivered to Panhandle Eastern averaged 17.7 MMCFD during 1995. Centana Energy or Williams Energy Services Company (formerly Williams Gas Marketing Company) have purchased the gas since November 1, 1994 at prices slightly greater than an index price reflective of the spot market price in the area.

     Pending Federal Energy Regulatory Commission approval, the Partnership anticipates delivery of gas from its Oklahoma compression facilities to Williams Gas Processing -- Mid Continent Region Co., a subsidiary of the Williams Companies, Inc. in the first half of 1996. Williams Field Services Company will subsequently process the gas at its newly constructed plant near Baker, Oklahoma and return the gas as directed by the Partnership to the available transmission pipelines at the plant outlet which include Williams Natural Gas Company, Panhandle Eastern Pipe Line Company, and Natural Gas Pipeline Company of America. The gas returned to the Partnership for subsequent sale will be of improved quality, including having the contaminant nitrogen removed.

     Prior to May 1, 1994, the Partnership's Oklahoma production was subject to a June 16, 1982 Gas Processing Agreement (the "Agreement") with a Parker & Parsley Petroleum Company subsidiary or affiliate (the successor to Damson Oil Corporation & affiliates -- collectively referred to as "P&P"). Generally, the Oklahoma gas production was processed in P&P's Hooker, Oklahoma gas processing plant ("the Hooker Plant") where natural gas liquids such as ethane, propane, and butanes were extracted and the remaining gas ("residue gas") was delivered and sold to NGPL at the plant outlet. The extraction of natural gas liquids requires the consumption of some gas as fuel and the extraction itself shrinks the gas production in both volume and heating value (referred to as "fuel and shrinkage"). The Agreement provided, among other things, that P&P operate the Partnership's gas gathering pipelines, that P&P retain the natural gas liquids extracted and that the Partnership receive, for fuel and shrinkage incurred, the value (in MMBTU) of the gas produced at the wellhead (including severance taxes) less amounts received for residue gas sales under the Contract. The Agreement terminated upon termination of the Contract on May 1, 1994 (Parker & Parsley contends termination on January 1, 1993). Since January 1, 1993 P&P has paid for this fuel and shrinkage at an assumed value for the gas produced at the wellhead of under $.20/MCF, which the Partnership strongly disputes. Approximately 25% (contractual limitation) of the wellhead volume (adjusted for heating value) became fuel and shrinkage. Since May 1, 1994, the Partnership's gas has been delivered and sold without processing.

     Subject to pending litigation, the increase in price effective January 1, 1993 for Oklahoma's natural gas production may generate a production payment due to P&P. The production payment, as well as certain future rights of limited participation in additional wells that might be drilled if well spacing is changed, relates to the Partnership's purchase of the 20% working interest from P&P in 1986.

     In 1989 the Oklahoma Corporation Commission concluded its inquiry proceedings into the need for increased density drilling on a field-wide basis in the Guymon-Hugoton field and determined that the presently permitted well density is adequate. However, the Partnership may perform exploratory drilling at a later date to test for additional zones that may underlie portions of the properties or attempt to fracture treat some existing wells (see Management's Discussion and Analysis of Financial Condition and Results of Operations).

     The Partnership also has minor royalty interests in producing natural gas wells in Oklahoma.

NATURAL GAS RESERVES AND OTHER FINANCIAL DATA

     As a result of publicity by others regarding acquisitions and proposed sales of Kansas and Oklahoma Hugoton gas reserves, during July, 1995 the Partnership requested Calhoun Engineering, Inc., its independent petroleum engineering consulting firm, to study the proved natural gas reserves in order to determine if the Partnership's reserves were being stated on a basis comparable to other producers in the Kansas/Oklahoma Hugoton fields. The study yielded a January 1, 1995 increase from 83,989 MMCF (millions of cubic feet) to 102,525 MMCF in the Partnership's proved developed natural gas reserves. The increase is primarily the result of the use of a lower abandonment pressure.

     Proved natural gas reserves are estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. In a gas reservoir, the pressure at each well declines as the well produces gas. A lower abandonment pressure means the well is projected to produce gas over a longer period of time and thus not be abandoned until the lower pressure occurs. As a result of this study, the Partnership's abandonment pressures are now believed to be similar to pressures used by other producers in the Kansas/Oklahoma Hugoton fields, and the revised reserves are therefore comparable to reserve statements of others in the same fields. As of January 1, 1996, the Partnership's reserves are 90,925 MMCF after considering 1995 production and revisions.

     Information with respect to the Partnership's natural gas reserves and other financial data is presented in Note 4 to the Financial Statements included elsewhere herein.

PARTNERSHIP OPERATIONS

     The Partnership has operated most of its properties since July 1, 1984. Historically the cash necessary to pay the costs and expenses of operating the Partnership and its properties, including debt service, has been provided by the cash flow from the Partnership's producing properties. To the extent that Partnership operations, including any future development of the properties, require cash in excess of the Partnership's cash flow, the Partnership would need to secure (and has secured) outside sources of financing from banks or other financial institutions. See Note 2 to the Financial Statements for a discussion regarding current bank borrowings.

REGULATION AND PRICES

     The sale of natural gas has been subject to regulation by federal authorities and production of natural gas is regulated by various state agencies or authorities. The Federal Energy Regulatory Commission (the "FERC") previously had authority over administering price regulations for certain natural gas, which included the Natural Gas Policy Act of 1978 (the "NGPA"). See the discussion of the Natural Gas Wellhead Decontrol Act of 1989 below regarding price regulations. In addition, various aspects of the Partnership's operations are affected by various statutory controls or obligations and, in varying degrees, by political developments and federal and state laws and regulations. In particular, natural gas production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruption or termination by government authorities on account of ecological and other considerations. Production rates have for many years been subject to conservation and environmental laws and regulations. In addition, the petroleum industry is subject to specific federal and state tax laws.

     Both states in the areas in which the Partnership has producing natural gas properties have regulatory provisions regulating the amount of natural gas that can be produced by annually assigning to each well or proration unit an allowable rate of production. In 1995 Oklahoma reduced its statewide gas proration regulation, but retained such regulation in the Guymon-Hugoton field. Both states have regulations not only controlling the rates of production, but also requiring permits for the drilling of wells, controlling the spacing of wells, preventing the waste of natural gas resources, environmental protection and various other matters.

     With the enactment of the Natural Gas Wellhead Decontrol Act of 1989, natural gas price controls were eliminated at the earlier of expiration of current contracts, upon mutual renegotiation of current contracts or January 1, 1993. Consequently, on January 1, 1993 the sale of Oklahoma gas became solely dependent upon the contractual arrangements with the purchaser rather than the FERC "minimum rate" price ($.402/MCF in December, 1992 before tax adjustments) established by the NGPA. As described in Note 3 to the Financial Statements herein, the Contract was amended effective January 1, 1993 to enable sale of the Partnership's Oklahoma gas at prices equivalent to an index of market responsive pricing. Subsequently, the Contract terminated and gas has been sold under short-term arrangements.

     Since January 1, 1993, the pricing of all the Partnership's gas sales, both in Kansas and Oklahoma, is primarily determined by supply and demand in the marketplace. This price can fluctuate considerably. Since January 1995, the lowest price was $1.235/MMBtu in August 1995 and the highest was $2.005/MMBtu in January 1996. The Partnership anticipates continued fluctuations in marketplace pricing.

     Currently, the FERC is allowing regulated transmission pipelines to transfer or sell portions of their system classified or re-classified by the FERC as gas gathering pipelines to non-regulated entities or affiliates. The Partnership's gas currently delivered from its new facility in Oklahoma will not be affected by any such sale or transfer and the Partnership believes the effect in Kansas to be minimal since only one of the two transmission pipelines to which the Partnership delivers gas is scheduled to become a non-regulated gathering pipeline. Effective March 1, 1996, as a result of FERC approval, the Partnership's Kansas gas, if delivered to one specific transmission pipeline, will be subject to a previously negotiated agreement with Anadarko Gathering Company providing for a portion of the gas transportation and mainline compression previously provided by one of the regulated transmission pipelines. Such agreement also includes gas gathering and compression for the Partnership's interest in the 14 wells operated by others which have been gathered and compressed by a transmission pipeline company. Additionally, the Partnership is negotiating a gathering and compression agreement with Williams Field
Services -- Mid-Continent Region Company as Agent for Williams Gas Processing -- Mid-Continent Region Company to provide for gas gathering and compression previously provided by Williams Natural Gas Company for four wells (three of which the Partnership has minimal interest) that are not connected to the Partnership's Oklahoma Compression facility. Such agreement will not be effective until the FERC approves a pending proposed transfer of pipeline transmission facilities.

COMPETITION

     The energy industry in which the Partnership competes is subject to intense competition among a large number of companies, both larger and smaller than the Partnership, many of which have financial and other resources greater than the Partnership. All present natural gas production in Oklahoma and Kansas is sold under month to month contracts based upon a price slightly higher than an index price reflective of the spot market price in the area. See Note 1 to the Financial Statements for a discussion regarding material customers.

ENVIRONMENTAL LAWS AND REGULATIONS

     The costs associated with the Partnership's compliance with environmental laws and regulations has not had, and is not anticipated to have, a material effect on its capital expenditures, earnings or competitive position. The Partnership's quarterly air emission tests at its Oklahoma compression facility continue to comply with Oklahoma Department of Environmental Quality, Air Quality Division regulations. The Partnership was advised by the Kansas Department of Health and Environment (K.D.H.E.) that a permit was not required for the 1995 modifications to the Kansas compression facility. One Kansas well will undergo K.D.H.E. regulated non-hazardous soil removal and disposal to remedy minor mercury contamination.

                DEPOSITARY RECEIPTS AND THE DEPOSITARY AGREEMENT

     Upon formation of the Partnership, Dorchester deposited all Units with a predecessor of Society National Bank (the "Depositary"), to be held in accordance with the Depositary Agreement. The Depositary maintains an account with respect to the Units deposited for which it has issued Depositary Receipts. Holders of Depositary Receipts ("Unitholders") may transfer, combine or subdivide them at any office of the Depositary designated for such purpose. Unitholders may also surrender them to the Depositary and, upon submission of such documents as the General Partners may require, reclaim deposited Units. However, the Units will not be readily transferable and any redeposit of Units against newly issued Depositary Receipts will require 60 days advance written notice and is subject to certain other conditions.

     Effective August 21, 1995 the transfer agent for the Partnership's depositary units changed from Society Bank to American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005. The Partnership amended the Depositary Agreement to conform to such change.

     On July 25, 1989, the Partnership announced a two-for-one (2-for-1) split of its Units effective July 26, 1989. Depositary Receipts for the additional Units were distributed on August 5, 1989 to Unitholders of record as of July 26, 1989. On October 1, 1987, the Partnership announced a three-for-one (3-for-1) split of its Units effective October 15, 1987. Depositary Receipts for the additional Units were distributed on October 30, 1987, to Unitholders of record as of October 15, 1987. These non-taxable splits were made to enhance the tradability of the Depositary Receipts evidencing the Units and increased to 5,372,190 at October 30, 1987 and 10,744,380 at August 5, 1989, the number of
Units presently outstanding. All per-Unit information has been retroactively adjusted to give effect to these non-taxable splits.

     The Depositary Receipts have been traded on the Nasdaq Stock Market under the symbol "DHULZ" since August 26, 1982. The quoted market prices and reported trading volumes for 1995 and 1994 were as follows:

                                                       1995                       1994
                                              -----------------------    ----------------------
                                              LOW    HIGH     VOLUME     LOW    HIGH     VOLUME
                                              ---    ----    --------    ---    ----    --------
    First Quarter...........................  11 1/2  12 1/4  224,000    15      17      517,000
    Second Quarter..........................  10 7/8  12 1/4  522,000    12 3/4  15 1/2  302,000
    Third Quarter...........................  10      12 1/2  447,000    12 1/4  13 3/4  369,000
    Fourth Quarter..........................  10 3/4  13      352,000    11 1/2  14 1/4  375,000

     As of January 1, 1996, there were approximately 4,100 Unitholders.

     During 1993 the National Association of Securities Dealers, Inc. (the "NASD") adopted new governance rules for limited partnerships traded on the Nasdaq Stock Market. The Partnership sought a waiver or exemption from certain of these rules which became effective on October 31, 1993. Effective August 1995, the Partnership established a new Advisory Committee consisting of two independent advisors to function as the audit committee for the Partnership and to review and approve any transactions between the Partnership and the General Partners, including any compensation and benefits paid to the General Partners by the Partnership. The formation of the Advisory Committee has been approved by the Nasdaq Listing Qualifications Committee and resolves the previous pending request by the Partnership for an exemption from the NASD limited partnership governance rules. The Partnership Agreement was amended accordingly.

     The Units and the Depositary Receipts are fully paid and non-assessable. Each record holder of a Depositary Receipt evidencing the ownership of one or more Units will, for purposes of the Texas Revised Limited Partnership Act ("TRLPA"), be an assignee with respect to the interests in the Partnership represented by such Units. Each such assignee may become a Substituted Limited Partner upon (i) the execution and delivery of a request and agreement to become a Substituted Limited Partner, which includes a power of attorney to the General Partners (ii) the approval of the General Partners to such admission as a Substituted Limited Partner and (iii) the filing of an amended Certificate of Limited Partnership evidencing the admission of such person as a Substituted Limited Partner. If such action is not taken, Unitholders will remain assignees of the interests of the Partnership represented by the Units. Under certain circumstances, a Unitholder may not become a Substituted Limited Partner if such holder is not an Eligible Citizen. Each Unitholder (whether an assignee or Limited Partner) as of the last day of each month is allocated a pro rata share of the Partnership's profits and losses for the month then ended, regardless of whether such holder receives any cash distributions from the Partnership. Each Unitholder of record (whether an assignee or Limited Partner) as of the applicable record date is entitled to receive an allocable share of any cash distributions made by the Partnership. The timing and amount of such distributions is determined by the General Partners. In addition, the Partnership's Loan Agreement with Bank One, Texas, NA requires the Partnership capital to remain above certain specified amounts. See Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding future cash distributions. The Partnership Agreement provides that prior to the dissolution of the Partnership, the General Partners shall determine the amount of cash available for distribution, if any, at least as of the end of each calendar quarter.

     Distributions per Unit covering quarterly cash receipts for natural gas production have been as follows:

                                                    YEAR ENDED DECEMBER 31,
      QUARTER         1982   1983   1984   1985/86   1987   1988   1989/90/91   1992   1993   1994   1995
--------------------  ----   ----   ----   -------   ----   ----   ----------   ----   ----   ----   ----
First...............   N/A   $.02   $.01    $ .01    $.02   $.03      $.05      $.05   $.12   $.17   $.17
Second..............   N/A    .01    .01      .01     .02    .04       .05       .05    .15    .17    .17
Third...............  $.01    .01    .01      .01     .03    .04       .05       .05    .17    .17    .17
Fourth..............   .02    .01    .01      .02     .03    .04       .05       .08    .17    .17    .17
                      ----   ----   ----    -----    ----   ----      ----      ----   ----   ----   ----
Total...............  $.03   $.05   $.04    $ .05    $.10   $.15      $.20      $.23   $.61   $.68   $.68
                      ====   ====   ====    =====    ====   ====      ====      ====   ====   ====   ====

     Effective with the third quarter 1995 distribution, the Partnership's new transfer agent, American Stock Transfer & Trust, paid all distributions as declared. Continue to contact the Partnership for questions on distributions for previous periods.

     After dissolution of the Partnership, distributions to each Unitholder of record (whether an assignee or Limited Partner) will be made in accordance with the Partnership Agreement.

     Hugoton Nominee, Inc., a Texas nominee corporation ("Nominee"), was formed in August 1982 on behalf of the Partnership and has agreed to act as the Limited Partner of record for those Unitholders of record who do not become Substituted Limited Partners. If Nominee receives notice of any action requiring the vote of Limited Partners, it will provide or cause to be provided such notice to the Unitholders of record representing Units for which Nominee is acting as the Limited Partner of record and inform those holders of their rights to become Substituted Limited Partners. The Partnership is required to reimburse Nominee for all expenses incurred in such capacity ($408 for 1995 and $427 for 1994) and shall indemnify it against certain liabilities incurred by Nominee in such capacity. Nominee may at any time resign or be removed by the Partnership, and a successor appointed.

     The following summary is subject to the detailed provisions of the Depositary Agreement and is qualified by reference to the Depositary Agreement, copies of which are available at the offices of the Partnership and the Depositary.

     The Depositary may at any time resign or be removed by the Partnership, and a qualified successor appointed. Any corporation into or with which the Depositary may be merged or consolidated shall be the successor of the Depositary without the execution or filing of any document or any further act.

     Any provision of the Depositary Agreement, including the form of Depositary Receipt, may at any time and from time to time be amended by agreement between the Partnership and the Depositary in any respect deemed necessary or desirable by them that does not adversely affect any substantial right of the Unitholders of record. The Unitholders of record representing twenty five percent (25%) or more of the deposited Units may at any time propose an amendment or amendments to the Depositary Agreement. Any amendment of the Depositary Agreement that imposes any fee, tax, or charge (other than fees and charges provided for in the Depositary Agreement) upon, or otherwise adversely affects any substantial rights of Unitholders of record shall not be effective until the expiration of thirty (30) days after notice of the amendment has been given to the Unitholders of record or, if the amendment is presented for a vote of the Unitholders of record, until it has been approved by the affirmative vote of the Unitholders of record representing fifty percent (50%) or more of the deposited Units. For the purpose of considering any amendment of the Depositary Agreement that adversely affects any substantial right of the Unitholders of record or any amendment proposed by Unitholders of record but not adopted by the Depositary and the Partnership, the Partnership shall call a meeting of Unitholders of record to be held at a place in Dallas, Texas designated by the Partnership. The call shall set forth the time, place, and purpose of the meeting, and notice thereof shall be mailed at least twenty (20) days before the meeting to each record holder at the close of business on the record date selected by the Partnership for the purpose of the meeting. Any record holder may waive such notice. At the meeting each record holder shall have one vote for each deposited Unit evidenced by each Depositary Receipt registered in his name and may cast such vote in person or by proxy. At the meeting the presence in person or by proxy of Unitholders of record evidencing at least fifty percent (50%) of the deposited Units shall be necessary to constitute a quorum. If a proposed amendment is approved by the Unitholders of record representing fifty percent (50%) or more of the deposited Units and if, in the case of an amendment that alters the duties or liabilities of the Depositary, the Partnership or any General Partner thereof, it is approved in writing by whichever of them is or are affected, the amendment shall be declared adopted, and upon filing with the Depositary of a certificate of the proceedings of the meeting, verified by the chairman and the secretary thereof, together with any such approval, the amendment shall thereupon become effective. In lieu of adoption at a meeting, an amendment of the Depositary Agreement may be approved if Unitholders of record as of a record date selected by the Partnership representing fifty percent (50%) or more of the deposited Units consent thereto in writing filed with the Depositary. No amendment shall impair the right of the Unitholders of record to surrender the Depositary Receipt and withdraw any or all of the deposited Units evidenced thereby. Unitholders of record will not be entitled to notice as Limited Partners or the right to vote as Limited Partners under the Depositary Agreement unless they are Substituted Limited Partners (see notice requirements of Nominee above).

     The Depositary shall terminate the Depositary Agreement whenever directed to do so by the Partnership by mailing notice of termination to the Unitholders of record then outstanding at least thirty (30) days before the date fixed for the termination in such notice.

     In addition to acting as depositary for the Units, the Depositary will act as registrar and transfer agent for the Depositary Receipts. In addition to receiving a monthly fee from the Partnership for serving in such capacities, the Depositary will charge fees for Depositary Receipt transfers comparable to those customary for stock transfer fees. All Depositary fees for transfer of Depositary Receipts and withdrawal of Units will be borne by the Partnership and not the Unitholders (except for fees customarily paid by stockholders for surety bond premiums to replace lost or stolen certificates, special charges for services requested by Unitholders and other similar fees or charges which will be borne by the affected Unitholders). The Partnership will indemnify the Depositary against certain liabilities incurred by the Depositary in connection with its activities as depositary, transfer agent and registrar, including liabilities arising under the Securities Act of 1933.

     The Depositary may terminate the Depositary Agreement if, after the Depositary has delivered to the Partnership a written notice of its election to resign, sixty (60) days have elapsed and a successor Depositary has not accepted its appointment. The Depositary shall mail notice of termination to the Unitholders of record. Termination shall be effective on the date fixed in the notice, which shall be at least thirty (30) days after it is mailed.

                               PRINCIPAL HOLDERS

     The following table sets forth certain information regarding the beneficial ownership of Units by the General Partners, their officers, and the Partnership's officer effective as of January 1, 1996 and other persons, excluding depositaries, of record on January 1, 1996 who held 5% or more of the Units.

                                                             NUMBER OF
                                                               UNITS            PERCENT OF
                                                         BENEFICIALLY OWNED     CLASS(1)(3)
                                                         ------------------     -----------
    Dana Corporation Employee
      Benefit Trust Plan.................................        580,000            5.4%
    P. A. Peak, Inc., General Partner....................             --              --
    Preston A. Peak, President of P.A. Peak, Inc.........      1,577,412(2)       14.68%
    James E. Raley, Inc., General Partner................             --              --
    James E. Raley, President of James E. Raley, Inc.....         14,434            .13%

---------------

(1) Based on 10,744,380 Units.
(2) Includes 1,576,412 Units owned by various entities for the benefit of Mr. Peak and his family, and 1,000 Units owned by Hugoton Nominee, Inc. of which he is the President and sole Director.
(3) The Units owned by the Advisory Committee members and the non-general partner officer of the Partnership is less than 1% of the total Units outstanding at December 31, 1995.

                                THE PARTNERSHIP

     The following summary contains certain provisions of the Partnership Agreement. The Partnership was formed pursuant to the TRLPA to own, hold, explore, develop and operate the properties contributed to it by Dorchester and any other properties acquired pursuant to the Partnership Agreement.

     The Partnership Agreement was amended August 9, 1995 to provide for an Advisory Committee and to make certain other amendments which were necessary to conform to, or to provide desired flexibility permitted by, changes in Texas Partnership law and federal tax law. The amendments were filed with the June 30, 1995 United States Securities and Exchange Commission Form 10-Q.

     The statements herein relating to the Partnership Agreement are summaries and do not purport to be complete. The summaries make use of terms defined in the Partnership Agreement and are qualified in their entirety by reference to the Partnership Agreement, a copy of which is available at the Partnership's office.

MANAGEMENT OF THE PARTNERSHIP

     The General Partners, who have purchased an aggregate 1% net profits interest in the Partnership, are P. A. Peak, Inc. which is owned by Preston A. Peak, age 73, Investor, and James E. Raley, Inc., which is owned by James E. Raley, age 56, Engineer. Kathleen A. Rawlings, age 38, is the Partnership's Principal Accounting Officer and Administrative Services Manager. She has been a full-time employee of the Partnership since 1983. Mr. Peak is a member of the Board of Directors of Kaneb Services, Inc. as well as one of its subsidiaries. Mr. Raley is an independent consulting engineer.

     Effective August 1995, the Partnership established a new Advisory Committee consisting of two independent advisors to function as the audit committee for the Partnership and to review and approve any transactions between the Partnership and the General Partners, including any compensation and benefits paid to the General Partners by the Partnership. Mr. Rawles Fulgham of Dallas, Texas and Mr. W. Randall Blank of Houston, Texas have agreed to serve on the Advisory Committee. Until his recent retirement, Mr. Fulgham served as Executive Director of Merrill Lynch Private Capital, Inc. He currently serves as senior advisor of Merrill Lynch & Co. Inc. and a director of Dresser Industries, Inc., NCH Corporation, Global Industrial Technologies, Inc., Banctec, Inc. and Republic Financial Services, Inc. Mr. Blank is currently Executive Vice President of Rockland Pipeline Company in Houston, Texas and on the Board of Directors of the Gas Processors' Association.

     The General Partners have complete and exclusive discretion in the management and control of the business of the Partnership and all of its assets, including authority to purchase or otherwise acquire any lease or other interest in oil or gas property located within the geographical areas covered by the properties conveyed to the Partnership and such other geographical areas within the Hugoton Embayment as the General Partners may designate from time to time, to borrow monies for the business of the Partnership, and to mortgage or pledge all or any part of the Partnership's property as security, to surrender, release or abandon any Partnership property, with or without consideration therefor, and generally to execute and deliver such other documents and perform such other acts as the General Partners in their sole discretion may determine to be necessary or appropriate to carry out the business and affairs of the Partnership.

     Under the Partnership Agreement, each General Partner is entitled to receive reasonable compensation for services rendered in operating and managing the Partnership. The agreement, as amended effective January 1, 1995 and August 9, 1995 provides for a management fee to be divided among the General Partners in an annual aggregate amount of $250,000 (previously $150,000 effective January 1, 1991) plus 1% of the annual gross income of the Partnership from the Partnership properties. These amounts, on an accrual basis, are included in the heading All Other Compensation within the following table (no salaries, bonuses or other annual compensation was paid or accrued):

                                                               ALL OTHER COMPENSATION
                                             ----------------------------------------------------------
    SUMMARY COMPENSATION TABLE               PRESTON A. PEAK OR    JAMES E. RALEY OR
                                              P.A. PEAK, INC.     JAMES E. RALEY, INC.
    Year                                      GENERAL PARTNER       GENERAL PARTNER      TOTAL FOR YEAR
    ----                                     ------------------   --------------------   --------------
    1993...................................       $147,269              $154,225(a)         $301,494
    1994...................................        133,120               139,425(a)         $272,545
    1995...................................        178,468               202,278(a)         $380,746

---------------
(a) Includes the amount of taxable medical insurance premiums and payments of $6,956, $6,305, and $5,894 for James E. Raley in 1993, 1994, and 1995,
    respectively.

     Amounts expended by the Partnership for expenses (including certain private club dues and office and other expenses) reimbursed or expended on behalf of employees and the General Partners are believed to constitute ordinary and incidental business expenses and are paid by the Partnership to facilitate the conduct of Partnership business by such employees and General Partners. The Partnership has concluded that the aggregate amount, if any, of personal benefit is neither significant nor unusual nor does it result in any material additional expense (less than $50,000) to the Partnership. No employees or officers of the corporate General Partners participate in the Partnership's simplified employee pension plan. Fees and expenses paid to members of the Advisory Committee amount to less than $30,000 annually.

     Upon the resignation or other Withdrawal of a General Partner, the remaining General Partners must select a Successor General Partner who is not an affiliate of any General Partner and must notify the Unitholders and Limited Partners (collectively referred to as the "Unitholders") of such selection. Such Successor General Partner shall be accepted unless Unitholders holding more than 25% of the Units call a meeting and a majority in interest of the Unitholders entitled to vote at such meeting disapprove the selection. So long as there is more than one General Partner, the approval of a majority of the General Partners is required to bind the Partnership, except as the General Partners may from time to time delegate responsibility among themselves or to others.

     The General Partners shall not permit the Partnership to do business in any jurisdiction or political subdivision in which the General Partners and the Partnership have not previously taken such steps as may be necessary to assure for the Limited Partners substantially the same limited liability as is provided for limited partners in limited partnerships formed under the TRLPA.

TRANSACTIONS WITH AFFILIATES

     The Partnership Agreement specifically provides that an Affiliate of the Partnership may enter into contracts with the Partnership as operator, seller or purchaser of properties or services, or in other capacities, so long as the transactions are fair and reasonable to the Partnership and the terms of any contract or conveyance are no less favorable to the Partnership than those which could be obtained from unrelated persons. However, the Partnership shall not sell any part of an oil and gas mineral lease to an Affiliate without the prior consent of a majority in interest of the Unitholders. All transactions between the Partnership and its General Partners and/or their Affiliates will be reviewed and approved by the Advisory Committee.

IMMUNITIES AND INDEMNITIES

     The Partnership Agreement also provides that no General Partner, nor any shareholder, director, officer, employee or agent of a General Partner, shall be liable to the Partnership or to the Partners for losses sustained or liabilities incurred as a result of any act or omission which such General Partner in good faith reasonably believed to be in, or not opposed to, the best interests of the Partnership, unless such act or omission constituted gross negligence, willful or wanton misconduct or breach of such General Partner's fiduciary obligations to the Unitholders. A General Partner may rely upon, and shall have no liability to the other Partners or to the Partnership if he relied upon, the opinion of the Partnership's independent public accountants with respect to any matter relating to computations and determinations which affect allocations or distributions. Each General Partner is indemnified by the Partnership as follows:

          (a) In any threatened, pending or completed action, suit or proceeding to which a General Partner was or is a party by reason of the fact that it is or was a General Partner of the Partnership (other than an action by or in the right of the Partnership), involving an alleged cause of action, arising out of the manner in which such General Partner conducted the Partnership's business if, in the transaction giving rise to such action, suit or proceeding, such General Partner acted in good faith and in a manner such General Partner reasonably believed to be in, or not opposed to, the best interests of the Partnership and such General Partner's conduct in such transaction did not constitute gross negligence, willful or wanton misconduct or willful breach of such General Partner's fiduciary obligations to the Unitholders.

          (b) In any threatened, pending or completed action, suit or proceeding by or in the right of the Partnership, to which a General Partner was or is a party, or is threatened to be made a party, by reason of the fact that it is or was a General Partner of the Partnership, involving an alleged cause of action arising out of the manner in which such General Partner managed the internal affairs of the Partnership as prescribed by the Agreement or by the TRLPA, or both (but excluding the activities covered in (a) above), if, in the transaction giving rise to such action, suit or proceeding, such General Partner acted in good faith and in a manner such General Partner reasonably believed to be in, or not opposed to, the best interests of the Partnership, except that no indemnification shall be made in respect of any claim, issue or matters as to which such General Partner shall have been adjudged to be liable for gross negligence, willful or wanton misconduct or breach of such General Partner's fiduciary obligations to the Unitholders, unless and only to the extent that the court in which such action, suit or proceeding was brought shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, such General Partner is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to a General Partner pursuant to the foregoing provisions, the Partnership has been informed that in the opinion of the United States Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

     The General Partners are reimbursed for all expenses incurred by them on behalf of the Partnership, including their general and administrative expenses (a total of $22,784 for 1995).

ACTIONS BY UNITHOLDERS

     A majority in interest of the Unitholders shall have the right to waive any restriction on the General Partners contained in the Partnership Agreement. The Applicable Percentage Interest (the Applicable Percentage of Unitholders means Unitholders who own from June 16, 1982 to June 16, 1984 100% of the Units owned by all Unitholders, for the next three succeeding years more than 95%, 90% and 85% of such Units, respectively, and thereafter 80% of such Units) of the Unitholders shall have the right to dissolve the Partnership, to amend the Partnership Agreement, to approve or reject the sale of all or substantially all of the Partnership Property in the event that the General Partners do not approve or recommend such sale, or to remove one or all of the General Partners and elect a successor General Partner to operate and carry on the business of the Partnership, subject in each case to receipt of an opinion of counsel for the Unitholders or a ruling from the Internal Revenue Service that the taking of such action will not affect the federal income tax status of the Partnership, and subject further in the case of the removal and replacement of a General Partner, to the following:

          (a) The partnership interest of each removed General Partner must be terminated by agreement between such terminating Partner and the successor General Partner or, in the absence of an agreement, in accordance with the following: The assets of the Partnership shall be valued, and gain or loss allocated, as if all assets were sold for their fair market value as determined by independent consulting engineers. Then, within 30 days after such valuation is completed, the successor General Partner shall pay for the Partnership interest of each removed General Partner cash equal to the capital account balance of such Partner, after adjustment for the valuation and allocation provided above, plus interest at a rate equal to the lower of (i) the prime rate of Bank One, Texas, NA or (ii) the highest rate permitted by law, for a period from the valuation date until the payment date. The Partnership interest of each terminating Partner, including income and deductions attributable thereto realized after the valuation date, shall be owned by the successor General Partner.

          (b) The successor General Partner must make arrangements, satisfactory to the removed General Partner, to release the removed General Partner from personal liability with respect to all Partnership liabilities, if any, or to provide the removed General Partner with indemnity satisfactory to it against all liabilities of the Partnership with respect to which such release is not obtained.

     Meetings of the Unitholders may be called by any General Partner and shall be called by the General Partners within 15 days following the written request of Unitholders holding more than 50% of the Units on not less than 30 days nor more than 60 days notice and at a reasonable time and place. Any action which may be taken at a meeting of the Unitholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by Unitholders owning not less than the minimum percentage of Units that would be necessary to authorize or take such action at a meeting at which all Unitholders were present and voted. For purposes of obtaining a written consent, a General Partner may require response by a specified date not later than 30 days after the date any proposal is submitted to the Unitholders. Any Unitholder failing to notify the Partnership of his support for or opposition to the proposal within the specified time shall be conclusively deemed to have opposed the proposal.

     No Unitholder shall have any right, power or authority to take part in the management or control of the business of, or to transact any business for, the Partnership. All management responsibility is vested in the General Partners. Each Unitholder irrevocably constitutes and appoints the General Partners, and each of them, his true and lawful attorney-in-fact and agent, to execute, acknowledge, verify, swear to, deliver, record and file, in the Unitholder's place and stead, all instruments, documents, and certificates which may be required, from time to time, by the laws of the United States of America, the State of Texas, and any other state or country in which the Partnership conducts business to effectuate, implement and continue the valid existence of the Partnership. This power of attorney is coupled with an interest, and shall be irrevocable, shall survive the death, dissolution, bankruptcy, incompetency or legal disability, of a Unitholder and shall extend to each Unitholder's heirs, successors and assigns and may be exercised for all Unitholders (or any of them) by listing all (or any) of the Unitholders required to execute any instrument.

     No Limited Partner shall be required to make any additional contributions to the Partnership. If additional funds are required, the General Partners will attempt to obtain non-recourse loans but shall not be obligated to seek recourse loans if non-recourse loans are not available. If any General Partner loans any funds to the Partnership, the amount thereof shall be treated as a personal debt of the Partnership, and shall bear interest at the prime rate set by Bank One, Texas, NA.

     There were no meetings of the Unitholders held during 1995.

ACCOUNTING AND ALLOCATIONS

     For federal income tax purposes, income, gain, loss, deductions and federal tax credits shall be allocated on a monthly basis to the partners in accordance with their profit sharing percentages. The General Partners have the right to make or decline to make all elections required or permitted to be made for federal income tax purposes, including the Section 754 election, and such elections, other than the Section 754 election, shall also be controlling for book purposes. The classification, realization and recognition of income, deductions and other items shall be consistent with their treatment for federal income tax purposes applicable to a partnership electing the method of accounting which the General Partners elect and the elections provided for above, other than the Section 754 election. The Partnership Agreement requires that within two and one-half months after the end of each fiscal year, the General Partners must furnish to each Unitholder a statement containing necessary information concerning the Partnership's operations for the preceding fiscal year.

TRANSFERS

     The Partnership interest of a General Partner may be transferred, in whole or in part, only with the consent of the other General Partners, except where such transfer is by reason of merger of a transferor corporate General Partner into another corporation, or other transaction constituting a reorganization under Section 368 of the Internal Revenue Code. As discussed above, the Partnership Agreement contains provisions for valuing the Partnership interest of a General Partner. A Unitholder may transfer all or part of his Units to any person or persons; provided, however, that such transfer shall not confer upon the transferee any right to become a Substituted Limited Partner. A transferee of all or a part of such Units held prior thereto by a Unitholder may be admitted to the Partnership as a Substituted Limited Partner only if the transferee had requested and received the permission of the General Partners, which permission may be withheld in the sole discretion of the General Partners. Unless and until a transferee becomes a Substituted Limited Partner, the transferee's status and rights shall be limited to the rights of a transferee of limited partnership interests under the TRLPA. To the extent required by applicable law, if a transferee is not an Eligible Citizen, a Depositary Receipt evidencing the transferred Units will be issued and delivered to him, but he shall not be entitled to admission as a Substituted Limited Partner and shall remain a non-citizen assignee until he transfers the Units or he becomes an Eligible Citizen and elects to become a Substituted Limited Partner. An Eligible Citizen means a citizen or national of the United States; an alien lawfully admitted for permanent residence in the United States; a private, public or municipal corporation organized under the laws of the United States or of any State or of the District of Columbia, or a territory thereof; or an association of such citizens, nationals, resident aliens, or private, public or municipal corporations, States or political subdivisions of States. If at any time the Partnership or a General Partner is named a party in any judicial or administrative proceeding that seeks the cancellation or forfeiture or any property in which the Partnership has an interest because of the nationality (or any other status that subjects the Partnership to the risk of losing its eligibility to acquire or hold oil and gas leasehold interests in federal lands) of any one or more Unitholders the General Partners may redeem the partnership interest of such Unitholder.

DISSOLUTION AND LIQUIDATION

     The Partnership shall be dissolved upon the first to occur of the following events:

          (a) The failure of the Partnership to own any oil and gas properties.

          (b) The Withdrawal of a General Partner, which is defined as the death, dissolution, resignation, insanity or other incapacity of a General Partner, termination of a marital relationship in which all or a part of the record or beneficial ownership of the General Partner is transferred, certain bankruptcy acts of a General Partner or a purported transfer by a General Partner of his management rights in the Partnership (subject to reconstitution as referred to below).

          (c) The agreement of the Applicable Percentage Interest of the Unitholders.

          (d) The agreement of all General Partners.

          (e) December 31, 2050.

The dissolution shall be effective on the day the event occurs giving rise to the dissolution, but the Partnership shall not terminate until all its affairs have been wound up and its assets distributed. If the Partnership dissolves because of the Withdrawal of a General Partner, the Partnership shall not liquidate, but shall be reconstituted and shall continue as it was before.

     In liquidation, the assets of the Partnership shall be applied in the following order or priority:

          (a) First, there shall be paid all liabilities of the Partnership to creditors other than Partners and Unitholders (collectively referred to as the "Partners"). If any liability is contingent, or uncertain in amount, a reserve equal to the maximum amount to which the Partnership could be reasonably held liable will be established. Upon the satisfaction or other discharge of such contingency, the amount of the reserve not required, if any, will be distributed in accordance with the balance of this provision.

          (b) Second, the debts, if any, of the Partnership to the Partners shall be paid.

          (c) Third, to the Partners in an amount equal to their then existing Capital Accounts. If any General Partner's Capital Account is less than zero, then each such Partner shall contribute cash to the Partnership equal to such deficit.

          (d) Fourth, to the Partners in accordance with their Profit Sharing Percentages.

     Each Partner agrees with every other Partner that (i) any Partner and any person affiliated with a Partner may engage in or possess any interest in another business venture or ventures; (ii) neither the Partnership nor the other Partners shall have any right in said independent venture or to the income or profits derived therefrom; and (iii) any General Partner may organize and be a General Partner in other limited partnerships organized for the exploration for oil, gas and other minerals or for any other purpose.

AMENDMENTS

     Amendments to the Partnership Agreement may be proposed by any General Partner, or by Unitholders owning not less than 50% of the Units and must be approved by the Applicable Percentage Interest of the Limited Partners. However, no amendment shall be made which would cause the Partnership to be classified as a corporation for purposes of the Internal Revenue Code. Without notice to the Unitholders, the General Partners may make amendments to the Partnership Agreement which do not adversely affect the rights of the Unitholders in any material respect.

INCOME TAX TREATMENT

     Dorchester received the opinion of counsel that the Partnership would be classified as a partnership and that the Unitholders would be treated as limited partners for federal income tax purposes. The Partnership itself, to the extent that it is treated for federal income tax purposes as a partnership, is not subject to any federal income taxation, but it is required to file annual partnership returns of income. Each Unitholder will be required to take into account in computing his federal income tax liability his distributive share (determined in accordance with the allocation of profits and losses set forth in the Partnership Agreement) of all items of Partnership income, gain, loss, deduction or credit for any taxable year of the Partnership ending within or with his taxable year without regard to whether such Unitholder has received or will receive any cash distributions from the Partnership. The profits and losses of the Partnership are allocated 1% to the General Partners and 99% to the Limited Partners. Therefore, the items of income, gain, loss, deduction or credit will be allocated 1% to the General Partners and 99% to the Unitholders. The Partnership is a "federally registered partnership" pursuant to the provisions of the Internal Revenue Code. As such the IRS may assess a deficiency attributable to Partnership items within four years (instead of the normal three-year period) after the Partnership return is filed. The applicable period of limitation with respect to Partnership items may be extended for all Unitholders by the General Partners.

     Under certain circumstances, Texas inheritance tax and other laws respecting devolution, probate and administration may be applicable to property in Texas, including intangible personal property, of both resident and nonresident decedents. Insofar as the Depositary Receipts may represent or constitute an interest in property in Kansas and Oklahoma, they may be subject to devolution, probate and administrative laws, and inheritance, gift and similar taxes, under the laws of such states. A Unitholder's distributive share of the taxable income or loss of the Partnership generally will be required to be included in determining his reportable income for state or local tax purposes in the jurisdiction in which he is a domicile or resident. In addition, the Partnership will conduct operations in some states, including Kansas and Oklahoma, which impose a tax on a Unitholder's share of the income derived from the activities or properties of the Partnership in that state whether or not the Unitholder is a resident or domicile of such state. Accordingly, a Unitholder may be subject to taxes in a state in which the Partnership has operations or properties in addition to the state in which the Unitholder has his residence or domicile. The Partnership initiated an agreement with the Kansas Department of Revenue removing the reporting burden for partners who are nonresidents of Kansas and satisfying any tax liability that might exist with respect to their allocable share of Partnership income attributable to Kansas for 1982 through 1995. The assets owned by the Partnership may be subject to ad valorem taxes assessed by local political jurisdictions within which the assets are situated. Production from the Partnership's oil or gas properties may also be subject to state taxes on gross production in certain jurisdictions.

     As a natural resources partnership, Dorchester will not be affected by existing tax provisions that will cause certain publicly traded partnerships to be taxed as corporations in 1998.

     In view of the complexities of the tax considerations involved in the ownership of Depositary Receipts, the holders of such are urged to consult tax or legal advisors to determine how and to what extent such holders will be taxed for federal and state income tax purposes and to determine all other legal consequences to such holders of that status (See Note 1 to the Financial Statements).

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            SELECTED FINANCIAL DATA
       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992, AND 1991

                             (DOLLARS IN THOUSANDS)

                                                 1995       1994       1993       1992       1991
                                               --------   --------   --------   --------   --------
Operating revenues..........................   $ 13,027   $ 11,624   $ 14,454   $  5,038   $  5,095
Net earnings................................   $  7,592   $  7,599   $  9,687   $  1,997   $  2,157
Net earnings per Unit.......................        70c        70c        89c        18c        20c
Cash distributions per Unit.................        68c        68c        61c        23c        20c
Total assets at December 31.................   $ 19,601   $ 18,861   $ 16,716   $ 12,013   $ 12,541
Notes payable -- long term..................   $  1,725   $  1,850         --         --         --
Partnership capital at December 31..........   $ 14,499   $ 13,769   $ 13,643   $ 10,653   $ 11,163

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership's year to year changes in net earnings and cash flows from operating activities are principally determined by changes in either natural gas sales volumes or unit prices. The dramatic increase in net earnings and cash flows from operating activities in 1993 was the result of the contract litigation settlement and the related contractual amendment to the Partnership's prior gas purchase contract. This amendment increased pricing of the Partnership's Oklahoma gas from low regulated prices to higher market prices. The decrease in net earnings and cash flows from operating activities in 1994 was primarily due to reduced sales of Oklahoma gas during the period which the Partnership constructed its new Oklahoma compression facilities. The changes in operating costs and expenses from 1993 to 1994 (a decrease of 20%) and 1994 to 1995 (an increase of 27%) reflect the start-up in operations of the Partnership's Oklahoma gas gathering pipeline and compression facility. Previously, a subsidiary of Parker & Parsley Petroleum Company performed the gas gathering operations pipelining gas to its Hooker, Oklahoma gas processing plant (referred to as the "Hooker Plant") and the gas purchaser provided gas compression services. Future increases in operating costs and expenses are not expected to be as significant since the personnel and equipment needed to operate its Oklahoma facilities are now in place. The increase in operating costs and expenses during 1995 was more than offset by the revenue increase which resulted from not delivering the Partnership's Oklahoma gas to the Hooker Plant. Deliveries to the Hooker Plant resulted in gas shrinkage of approximately 25% for which the Partnership received minimal pricing as fuel and shrinkage payments. The Partnership's 1993 revenues and weighted average gas prices would have been approximately 18% higher had gas not been processed through the Hooker Plant. Net earnings and cash flows from operating activities were also negatively impacted in 1994 due to sharply lower natural gas market prices. The 1995 increase in revenues is primarily the result of not having the six month period in 1994 during the construction of the Partnership's Oklahoma facilities which reduced sales of Oklahoma gas. Weighted average gas prices during 1995 were down 8% compared to 1994. Accounts receivable turnover improved marginally during 1995.

     The Partnership's litigation costs and expenses vary significantly from year to year and are dependent upon whether litigation activity is at the trial or appellate courts and were $1,288,000 in 1993, $448,000 in 1994, and $366,000 in 1995. While the Partnership believes its legal costs and expenses will increase in 1996, the costs and expenses associated with its litigation activities are not subject to prediction and can vary significantly depending upon the type of legal activities being pursued.

     The Partnership's new 5,400 horsepower gas compression and dehydration facility, which was constructed at a cost of approximately $6 million, has continued to operate essentially trouble free since its start-up in November, 1994. Total field operation employees increased from four to eight during 1994 and have remained at eight during 1995. This increase in personnel is reflective of the Partnership's greater operational responsibility in both compression and gas gathering pipeline operations. Field usage consumption of natural gas at the compression and dehydration facilities is estimated to be approximately 4% of the inlet gas volume. The Partnership anticipates gradual increases in field operating costs and expenses as repairs to its 45+ year-old pipelines and gas wells become more frequent. The Partnership does not anticipate significant replacement of these items at this time.

     The Partnership's net change in cash and temporary investments is also influenced by distributions paid to its Unitholders. Distributions paid increased 31% and 240% in 1994 and 1993, respectively.

     In order to supplement its cash flows from operating activities and finance significant capital projects, the Partnership entered into a $15 million long-term unsecured revolving credit facility (the "Credit Agreement") with Bank One, Texas, NA in 1994. See Note 2 to the Partnership's Financial Statements for additional information on the Credit Agreement. The Partnership does not believe that changes in interest rates will have a material effect on its financial condition or operating results.

     Cash flows from operating activities remain sufficient to meet the Partnership's anticipated costs and expenses and debt service requirements. The Partnership has no current outstanding material commitments for capital expenditures.

     The Partnership's portion of gas sales volumes (in MMCF) and weighted average BTU adjusted sales prices per MCF were as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                                  -------------------------
                                                                  1995      1994      1993
                                                                  -----     -----     -----
    Sales Volumes:
      Oklahoma..................................................  6,464     4,898     7,020
      Kansas....................................................  2,014     2,132     1,479
                                                                  -----     -----     -----
              Total.............................................  8,478     7,030     8,499
                                                                  =====     =====     =====
    Weighted Average Sales Prices:
      Oklahoma..................................................  $1.54     $1.60     $1.63
      Kansas....................................................   1.46      1.76      2.01
      Overall weighted average..................................   1.52      1.65      1.70

     Natural gas production volumes in Kansas increased in 1994 compared to 1993 and 1992 due to increased allowables which were effective April 1, 1994 and October 1, 1993. The increases in gas production allowables which were effective April 1, 1994 were primarily the result of changes in the basic proration order for the Kansas Hugoton field. However, recent field wide state tests show a decrease in nearly all producers' (including the Partnership's) gas reservoir pressures. Consequently, the Partnership's October 1995 production allowables (which are effective until October 1996) declined slightly as compared to October 1994. In late 1995 the Partnership began installing the necessary equipment which will enable its existing Kansas compression facility to handle greater gas volumes at lower pressures. The Partnership also installed approximately 4 1/2 miles of pipeline in late 1995 which will enable it to receive natural gas from two wells which previously delivered gas through other pipelines. The Partnership's total cost through December, 1995 associated with these projects was approximately $800,000. The projects were operational in December, 1995 and completed in January, 1996. Since project construction was done in stages, compression facility downtime was minimized. In June, 1995 the Partnership drilled and completed one additional infill well in Kansas. It has no current plans to drill any additional infill wells.

     Following a slight decrease in 1993, Oklahoma gas sales volumes dipped significantly in 1994 and then rebounded in 1995. Sales volumes in 1994 were significantly reduced beginning in May, 1994 and continuing through October, 1994 during which time the Partnership was limited to delivering its gas to low pressure pipelines while the Oklahoma compression facility was under construction. The Partnership's 1995 natural gas sales volumes in Oklahoma were down only 8% from 1993 volumes. The compression facility has operated with minimal downtime primarily due to routine preventive maintenance. Natural gas deliveries continue to be made through a nearby transmission line owned by Panhandle Eastern Pipe Line Company under month to month sales agreements. During January 1996, the Partnership drilled and completed one replacement well in Oklahoma.

     Depreciation, depletion and amortization costs (collectively, "DD&A") in 1995 have increased significantly compared to 1994 primarily as a result of the addition of the $6 million Oklahoma compression facility. As discussed in the "Business and Properties of the Partnership" portion of this report, the Partnership's natural gas reserves have been revised in order to be on a basis comparable with other producers in the Oklahoma/Kansas Hugoton fields. The resulting January 1, 1995 increase in recoverable reserves, from 84 BCF (billion cubic feet) to 103 BCF, is the first such revision of this type recorded by the Partnership since 1982. The Partnership does not anticipate any further material revisions in the foreseeable future. As a result of increasing reserves and dependent upon a holder's unit acquisition date, the Partnership expects that generally Unitholder's DD&A may decrease from 1994, which might increase taxable income in 1995.

     The Partnership anticipates beginning delivery of natural gas from its Oklahoma compression facilities to Williams Gas Processing -- Mid Continent Region Co., a subsidiary of the Williams Companies, Inc., sometime during the first half of 1996. Williams Field Services Company will subsequently process the gas at its newly constructed plant near Baker, Oklahoma and return the gas as directed by the Partnership to the available transmission pipelines at their plant outlet which include Williams Natural Gas Company, Panhandle Eastern Pipe Line Company, and Natural Gas Pipeline Company of America. The gas returned to the Partnership for sale will be of improved quality, including having the contaminant nitrogen removed.

     As discussed in Note 3 to the Financial Statement, litigation between the Partnership and various entities of Parker & Parsley Petroleum Company (referred to as "P&P") is continuing. Presently, the Partnership has $242,000 in bonds posted and has not recorded the amount of any prior favorable judgments. P&P continues to assert that the Partnership owes it approximately $1.4 million through March 1, 1994 for an alleged unpaid production payment. The Partnership has not recognized any amount as being owed for such production payment and all such issues are still pending in a trial court. From January 1, 1993 through April 30, 1994, the Partnership's Oklahoma gas was processed by P&P in their Hooker Plant. A final decision was rendered by an Oklahoma District Court in September, 1995 which ruled that the 1982 Gas Processing Agreement with P&P was in effect through April 30, 1994 and covered such processing. The Partnership was favorably awarded $6,558,036 plus interest for underpayments during the period by P&P. In October, 1995 and again in early 1996 the Corpus Christi, Texas Court of Appeals decided that the same 1982 Processing Agreement terminated on January 1, 1993. Should the Texas decision be valid, there remains unresolved the amounts due the Partnership for the period January 1, 1993 through April 30, 1994. Further appellate proceedings are underway in both states. While the Partnership has been generally successful in litigation, the potential consequences of any unfavorable decision on future operation is significant in two respects. Should P&P be successful in overturning decisions regarding ownership of gas gathering pipelines, the Partnership would likely begin construction of a new gas gathering pipeline system to replace the existing 45-year old system. The cost of such a new system is estimated to be $7 to $10 million. The Partnership has no estimate of the cost if P&P successfully overturns decisions and obtains a grant of processing rights (other than an expired 1982 agreement) as such rights are undefined. Historically, processing the Partnership's gas reduced the quantity for sale by approximately 25% and P&P paid only minimal amounts for such reductions. Consequently, the Partnership must await resolution of these litigation matters prior to making any significant decisions regarding capital expenditures for production enhancement or material changes in its current distribution policy.

     Inflation has had a minimal effect on the Partnership's operating results. The overall environmental risks associated with the Partnership's properties (which include a small number of gas wells with open top tanks having protective netting) and operations, as well as any related costs associated with its compliance with environmental laws and regulations, are considered to be minimal.

                             FINANCIAL INFORMATION
Financial Statements:

     Statements of Earnings for the Years Ended December 31, 1995, 1994, 1993. Balance Sheets as of December 31, 1995 and 1994.
     Statements of Changes in Partnership Capital for the Years Ended
      December 31, 1993, 1994 and 1995.
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994, 1993. Notes to Financial Statements.

Exhibits:

           3.       -- Amended and Restated Certificate and Agreement of Limited Partnership,
                       as amended*
           4.1      -- Depositary Agreement, as amended*
           4.2      -- Specimen Depositary Receipt
           4.3      -- Nominee Agreement among the Partnership, Dorchester and Nominee
          27.       -- Financial Data Schedule

     All other schedules and exhibits have been omitted because they are either not required, not applicable or the required information is disclosed in the Financial Statements or related Notes. No reports on Form 8-K were filed during the last quarter of the year covered by this report.
---------------

* Previously filed and incorporated by reference to the respective Exhibits (bearing the same exhibit numbers) to the Partnership's Form 10-Q for the quarter ended June 30, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partners and Unitholders of Dorchester Hugoton, Ltd.:

We have audited the financial statements of Dorchester Hugoton, Ltd. listed under Financial Information above of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Hugoton, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.
Dallas, Texas
February 12, 1996

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
Operating revenues............................................  $13,027     $11,624     $14,454
                                                                -------     -------     -------
Costs and expenses:
  Operating...................................................    2,218       1,747       2,194
  Production and property taxes...............................      831         814       1,027
  Depreciation, depletion and amortization....................    1,362         810         764
  General and administrative:
     Tax and regulatory reporting.............................      166         137         218
     Depositary and transfer agent fees.......................       14          17          16
     Other....................................................      405         321         304
  Management fees.............................................      375         266         295
  Interest expense............................................      144          41          --
  Other expense (income)......................................      (80)       (128)        (51)
                                                                -------     -------     -------
          Total costs and expenses............................    5,435       4,025       4,767
                                                                -------     -------     -------
Net earnings..................................................  $ 7,592     $ 7,599     $ 9,687
                                                                =======     =======     =======
Net earnings per Unit.........................................      70c         70c         89c
                                                                =======     =======     =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                            1995        1994
                                                                           -------     -------
Current assets:
  Cash and temporary cash investments....................................  $   183     $    --
  Investments -- available for sale......................................    2,190       1,640
  Accounts receivable....................................................    3,197       3,141
  Prepaid expenses and other current assets..............................      136          88
                                                                           -------     -------
     Total current assets................................................    5,706       4,869
                                                                           -------     -------
Property and equipment -- at cost:
  Natural gas properties (full cost method)..............................   21,168      20,018
  Other..................................................................    1,072         978
                                                                           -------     -------
       Total.............................................................   22,240      20,996
Less accumulated depreciation, depletion and amortization:
  Full cost depletion....................................................    7,916       6,638
  Other..................................................................      429         366
                                                                           -------     -------
       Total.............................................................    8,345       7,004
                                                                           -------     -------
  Net property and equipment.............................................   13,895      13,992
                                                                           -------     -------
       Total assets......................................................  $19,601     $18,861
                                                                           =======     =======
                             LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
  Accounts payable.......................................................  $   776     $   626
  Current portion of long-term debt......................................       25          25
  Production and property taxes payable..................................      231         254
  Royalties payable......................................................      297         272
  Accrued liabilities -- other...........................................      200         200
  Distributions payable to unitholders...................................    1,848       1,865
                                                                           -------     -------
     Total current liabilities...........................................    3,377       3,242
Notes payable -- long-term...............................................    1,725       1,850
                                                                           -------     -------
     Total liabilities...................................................    5,102       5,092
                                                                           -------     -------
Commitments and contingencies (Note 3)...................................       --          --
Partnership capital:
  General partners.......................................................       68          61
  Unitholders............................................................   14,431      13,708
                                                                           -------     -------
     Total partnership capital...........................................   14,499      13,769
                                                                           -------     -------
       Total liabilities and partnership capital.........................  $19,601     $18,861
                                                                           =======     =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                               GENERAL
                                                               PARTNERS   UNITHOLDERS    TOTAL
                                                               --------   -----------   -------
Year Ended December 31, 1993:
     Balance at December 31, 1992.............................   $ 29       $10,624     $10,653
  Net earnings................................................     97         9,590       9,687
                                                                 ----       -------     -------
  Distributions:
     Cash paid on April 16, July 16 and October 15, 1993
       (12c, 15c and 17c per Unit, respectively)..............    (48)       (4,727)     (4,775)
     Payable on January 15, 1994 to holders of record on
       December 31, 1993 (17c per Unit).......................    (18)       (1,827)     (1,845)
                                                                 ----       -------     -------
            Total distributions...............................    (66)       (6,554)     (6,620)
                                                                 ----       -------     -------
  Net unrealized holding loss on investments available for
     sale.....................................................     (1)          (69)        (70)
  Other.......................................................     --            (7)         (7)
                                                                 ----       -------     -------
     Balance at December 31, 1993.............................     59        13,584      13,643
                                                                 ----       -------     -------
Year Ended December 31, 1994:
  Net earnings................................................     76         7,523       7,599
                                                                 ----       -------     -------
  Distributions:
     Cash paid on April 15, July 15 and October 14, 1994
       (17c per Unit).........................................    (55)       (5,480)     (5,535)
     Payable on January 20, 1995 to holders of record on
       December 31, 1994 (17c per Unit).......................    (19)       (1,826)     (1,845)
                                                                 ----       -------     -------
            Total distributions...............................    (74)       (7,306)     (7,380)
                                                                 ----       -------     -------
  Net unrealized holding loss on investments available for
     sale.....................................................     (0)          (66)        (66)
  Other.......................................................     --           (27)        (27)
                                                                 ----       -------     -------
     Balance at December 31, 1994.............................     61        13,708      13,769
                                                                 ----       -------     -------
Year Ended December 31, 1995:
  Net earnings................................................     76         7,516       7,592
                                                                 ----       -------     -------
  Distributions:
     Cash paid on April 21, July 21 and October 20, 1995
       (17c per Unit).........................................    (55)       (5,480)     (5,535)
     Payable on January 19, 1996 to holders of record on
       December 31, 1995 (17c per Unit).......................    (19)       (1,826)     (1,845)
                                                                 ----       -------     -------
            Total distributions...............................    (74)       (7,306)     (7,380)
                                                                 ----       -------     -------
  Net unrealized holding gain on investments available for
     sale.....................................................      5           545         550
  Other.......................................................     --           (32)        (32)
                                                                 ----       -------     -------
     Balance at December 31, 1995.............................   $ 68       $14,431     $14,499
                                                                 ====       =======     =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993
                             (DOLLARS IN THOUSANDS)

                                                                 1995        1994        1993
                                                               --------     -------     -------
Cash flows from operating activities:
  Net earnings...............................................  $  7,592     $ 7,599     $ 9,687
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation, depletion and amortization................     1,362         810         764
     Loss on sale of property and equipment..................        12          26          --
     Other...................................................       (32)        (27)         (8)
     Changes in current assets and liabilities:
       Accounts receivable...................................       (56)        271      (2,047)
       Prepaid expenses and other current assets.............       (49)         44          23
       Accounts payable, taxes and royalties payable.........       275         127         440
       Other accrued liabilities.............................        --        (100)        300
                                                               --------     -------     -------
Net cash provided by operating activities....................     9,104       8,750       9,159
                                                               --------     -------     -------
Cash flows from investing activities:
  Capital expenditures.......................................    (1,305)     (6,335)       (264)
  Purchase of available-for-sale securities..................        --          (3)     (1,774)
  Cash received on sale of property and equipment............        29          10          --
  Sale of other property.....................................        --          --          26
                                                               --------     -------     -------
Net cash used by investing activities........................    (1,276)     (6,328)     (2,012)
                                                               --------     -------     -------
Cash flows from financing activities:
  Proceeds from long-term borrowing..........................     9,200       1,875          --
  Loan payments..............................................    (9,325)         --          --
  Other......................................................      (123)        123          --
  Distributions paid to Unitholders..........................    (7,397)     (7,386)     (5,647)
                                                               --------     -------     -------
Net cash used by financing activities........................    (7,645)     (5,388)     (5,647)
                                                               --------     -------     -------
Increase (decrease) in cash and temporary cash investments...       183      (2,966)      1,500
Cash and temporary cash investments at beginning of year.....        --       2,966       1,466
                                                               --------     -------     -------
Cash and temporary cash investments at end of year...........  $    183     $    --     $ 2,966
                                                               ========     =======     =======
Supplemental cash flow and other information:
  Interest paid (no interest was capitalized)................  $    142     $    41     $    --
                                                               ========     =======     =======
  Distributions declared but not paid........................  $  1,848     $ 1,865     $ 1,871
                                                               ========     =======     =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Formation of Partnership -- Dorchester Hugoton, Ltd. (the "Partnership") was formed June 16, 1982, by Dorchester Gas Corporation ("Dorchester") which conveyed to the Partnership 80 percent of its working interest in certain natural gas properties effective June 1, 1982. The properties contributed by Dorchester have been recorded by the Partnership at the allocated historical net cost of the properties to Dorchester based on the estimated relative fair value of the contributed properties to Dorchester's total oil and gas properties located in the United States. Depositary receipts ("Depositary Receipts") for units of limited partnership interest ("Units") in the Partnership were distributed on August 20, 1982, to Dorchester stockholders of record as of July 2, 1982, in the form of a taxable dividend on the basis of one Unit for each 10 shares of Dorchester common stock held and to certain key employees (a total of 1,790,730 Units were distributed). In 1984, Dorchester, through a series of transactions, became Dorchester Master Limited Partnership ("DMLP"), of which Damson Oil Corporation ("Damson") was General Partner. In 1990-1992, Parker & Parsley Petroleum Company or one of its subsidiaries purchased substantially all of the assets of DMLP and Damson.

     Unit Splits -- Effective October 15, 1987, the Partnership made a three-for-one (3-for-1) split of its Units. Depositary Receipts for the additional Units were distributed on October 30, 1987, to record holders of Depositary Receipts ("Unitholders") as of October 15, 1987, and increased to 5,372,190 the number of Units outstanding. Effective July 26, 1989, the Partnership made a two-for-one (2-for-1) split of its Units. Depositary receipts for the additional Units were distributed on August 5, 1989, and increased to 10,744,380 the number of Units outstanding. All per-Unit information has been retroactively adjusted to give effect to the non-taxable splits.

     Basis of Presentation -- Per-Unit information is calculated by dividing the Unitholders' 99% interest in the Partnership by the 10,744,380 Units outstanding.

     Reclassification -- Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform with the 1995 presentation.

     Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Temporary Cash Investments -- Temporary cash investments, which are primarily invested in short-term certificates of deposit, are carried at cost, which approximates market. Investments with an original maturity of three months or less are considered to be cash equivalents.

     Investments -- The Partnership's investments consist of 27,000 shares of Exxon Corporation common stock purchased for $1,776,450 in 1993 and are classified as available for sale. The Partnership has recognized an unrealized holding gain on the increase in value of $550,125 in 1995 and an unrealized holding loss on the temporary decline in value of $66,825 and $69,375 in 1994 and 1993, respectively. These declines have been treated as a separate component of the Partnership's capital. At December 31, 1995 and 1994, the carrying value of this stock, based on the quoted market price, was $2,190,375 and $1,640,250, respectively.

     Property and Equipment -- The Partnership follows the full cost method of accounting prescribed by the United States Securities and Exchange Commission under which all costs relating to the acquisition, exploration and development of natural gas properties (both productive and nonproduc-

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

tive) are capitalized (not to exceed discounted future net cash flows) by the country (United States) in which the costs are incurred. Natural gas properties are being depleted on the unit-of-production method using proved gas reserves. Other assets are being depreciated or amortized using straight-line methods for financial reporting purposes over estimated useful lives of 3 to 40 years.

     Gains or losses are recognized upon the disposition of natural gas properties involving a significant portion of the Partnership's reserves. Proceeds from other dispositions of natural gas properties are credited to the full cost account.

     General Partners -- The Partnership's General Partners have the overall responsibility for the management, operation and future development of the properties. Each General Partner is entitled to receive reasonable compensation in the form of a management fee, to be divided among the General Partners in an annual aggregate amount of $250,000 effective January 1, 1995 (previously $150,000 effective January 1, 1991) plus 1% of the gross income from the Partnership properties for services rendered in operating and managing the Partnership. The General Partners are also reimbursed for all general and administrative expenses incurred by them on behalf of the Partnership.

     Operating Agreement -- The Partnership operates substantially all of its natural gas properties. Efforts are made to balance each working interest owner's share of production to gas marketed by increasing or decreasing the volumes of gas allocated to each working interest owner in subsequent months so that each such working interest owner shall be able to share in the actual cumulative production in proportion to its interest in the properties. The Partnership receives in-kind the Partnership's share of gas produced from 11 wells in Oklahoma (10 operated by others and 1 operated by the Partnership). At present, the net balance owed the Partnership is approximately 62,000 MCF, down from 110,000 MCF at December 31, 1994.

     Other Agreements -- Until May 1, 1994 the Partnership's Oklahoma natural gas was sold under a 1946 Gas Purchase Contract with Natural Gas Pipeline Company of America and assigns after processing pursuant to a June 16, 1982 Gas Processing Agreement with a Parker & Parsley Petroleum Company entity (See Note
3).

     Operating Revenue -- Natural gas revenues are recognized as production and sales take place (the "sales method"). The Partnership's purchasers who individually accounted for more than 10% of natural gas revenues for each of the years ended December 31, 1995, 1994 and 1993 are as follows:

                                        PURCHASER    PURCHASER    PURCHASER    PURCHASER    PURCHASER
                                           "A"          "B"          "C"          "D"          "E"
                                        ---------    ---------    ---------    ---------    ---------
    1995..............................                                             55%          36%
    1994..............................                   18%          28%          17%          20%
    1993..............................      74%          10%

     The Partnership believes that the loss of any single customer would not have a material adverse effect on the results of its operations because the transmission (and gathering) pipelines connected to the Partnership's facilities are required by the Federal Energy Regulatory Commission to provide continued equal access for shipment of natural gas. Additionally, there are numerous buyers available on each pipeline.

     Income Taxes -- The Partnership is treated as a partnership for income tax purposes and, as a result, income or loss of the Partnership is includible in the tax returns of the individual Unitholders. Accordingly, no recognition has been given to income taxes in the financial statements. The tax basis of the Partnership's assets and liabilities is greater than the amounts reported in the financial statements by $1,059,814 and $2,353,026 as of December 31, 1995 and 1994, respectively.

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     An investment in the Partnership by certain tax-exempt entities (such as IRA's, pension plans, etc.) may produce Unrelated Business Taxable Income ("UBTI"). Many tax-exempt entities are subject to tax on UBTI. Tax exempt entities subject to the tax on UBTI must file with the IRS for each tax year that the entity has gross income of $1,000 or more from an unrelated trade or business. Additionally, the Partnership reports Unitholders' share of depreciation adjustments for alternative minimum tax ("AMT") purposes. The AMT adjustment must be taken into account when figuring Unitholder passive activity gains and losses for AMT purposes. UBTI and AMT are specialized areas of the tax law -- Unitholders should consult tax advisors concerning their own tax situation. Finally, depletion of natural gas properties is an expense allowable to each individual partner and the depletion expense as reported on the financial statements will not be indicative of the depletion expense an individual partner or Unitholder may be able to deduct for income tax purposes.

     Simplified Employee Pension Plan -- The Partnership adopted a simplified employee pension plan in 1983 (revised in 1985 and 1989) under which uniform contributions aggregating $57,274, $44,257, and $38,402 were made to eligible employees' accounts for 1995, 1994 and 1993, respectively. The Partnership does not have any other post-retirement benefit plans.

     Operating Leases -- The Partnership rents administrative office space under leases expiring at various dates through 1999.

     Concentration of Credit Risks -- The Partnership sells its natural gas to gas purchasers in the United States and performs on-going credit evaluations of its customers, requiring major corporate guarantees or letters of credit on a regular basis. The Partnership has incurred minimal credit losses.

     The Partnership invests its excess cash in deposits with major financial institutions with a typical maturity of less than one week and, therefore, bears minimal risk of loss. The Partnership has not experienced any losses on its money market investments.

     Environmental Costs -- Expenditures for environmental related activities are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

2. LOANS AND LONG-TERM DEBT

     On July 19, 1994, the Partnership entered into a $15,000,000 unsecured revolving credit facility (the "Credit Agreement") with Bank One, Texas, NA (the "Bank"). The Credit Agreement currently has a borrowing base of $4,250,000, which will be re-evaluated by the Bank at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility includes both cash advances and any letters of credit that the Partnership may need, with interest being charged at the Bank's base rate, which was 8.5% on December 31, 1995. All amounts borrowed under this facility become due and payable on July 31, 1997. As of December 31, 1995, a letter of credit totaling $242,000 was issued under the credit facility and the amount borrowed was $1,700,000. The Partnership is required to maintain certain minimum defined financial ratios with respect to its current ratio and the ratio of net cash flow to debt service. In addition, Partnership capital must be maintained above specified amounts. This note has been guaranteed by the General Partners. Since July 1994 the maximum amount borrowed under the Credit Agreement has been $2,800,000. The 1995 weighted average amount borrowed under the Credit Agreement was $1,400,000.

     The Partnership purchased land in 1994 for its compression and dehydration facility for $100,000, of which $75,000 is payable by contract at $25,000 per year plus interest at 6% and is collateralized by

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

the land. The Partnership also purchased land in January, 1996 adjacent to its Kansas compressor facility for $93,600, of which $88,600 is payable by contract at $22,150 per year plus interest at 8 1/2% and is collateralized by the land. Both notes approximate market value.

3. LITIGATION AND OTHER

     Prior to May 1, 1994, the Partnership's Oklahoma natural gas production was sold under the 1946 Gas Purchase Contract, as amended, (the "Contract") to Natural Gas Pipeline Company of America or its assigns (collectively referred to as "NGPL"). Such gas was also subject to a June 16, 1982 Gas Processing Agreement (the "Agreement") between the Partnership and Parker & Parsley Petroleum Company entities (successor to Damson Oil Corporation and Dorchester Master Limited Partnership) (collectively referred to as "P&P" or as "Parker & Parsley"). As a result, the Partnership's Oklahoma gas production was processed in P&P's Hooker, Oklahoma gas processing plant where natural gas liquids were extracted and the remaining gas ("residue gas") was delivered and sold to NGPL at the plant outlet. The extraction of natural gas liquids requires the consumption of some gas as fuel and the extraction itself shrinks the gas production in both volume and heating value (referred to as "fuel and shrinkage"). The Agreement provided, among other things, that P&P operate the Partnership's gas gathering pipelines, that P&P retain the natural gas liquids extracted, and that the Partnership would receive for fuel and shrinkage incurred the value of the gas produced at the wellhead (including severance taxes) less amounts received for residue gas sales to NGPL. The Agreement terminated upon termination of the Partnership's Contract with NGPL on May 1, 1994.

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

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

decisions are expected to have any material adverse affect on the Partnership's financial position or operating results. The Partnership has not recognized any of the prior judgment amounts in its favor in its financial statements.

     On December 22, 1993 the Texas County, Oklahoma District Court issued a partial summary judgment with respect to disputed matters between the Partnership and P&P regarding gathering and processing the Partnership's Oklahoma gas and the Agreement. The partial summary judgment ruled that (1) the Partnership owns the Oklahoma gas pipeline gathering system, (2) there are no processing rights other than the Agreement, whereby P&P gathers and processes the Partnership's Oklahoma gas, (3) the Agreement was still in effect, and (4) payments for fuel and shrinkage under the Agreement are to be based upon the same price per MMBTU as paid the Partnership for its Oklahoma gas sales plus applicable taxes. On May 1, 1994 the Agreement terminated concurrently with the termination of the Partnership's 1946 Gas Purchase Contract with NGPL. On August 26, 1994, P&P and the Partnership stipulated by agreement that (among other issues) the amount of underpayment due the Partnership for fuel and shrinkage during the period January 1993 through April 1994 to be either $4,837,046 or $6,558,036 depending upon the Court's determination of proper severance tax applicability. A hearing including these issues was conducted October 18, 1994. On September 21, 1995 the Texas County, Oklahoma District Court issued its Final Judgment and Order favorably awarding the Partnership $6,588,036 plus interest for underpayment by P&P for fuel and shrinkage. The Court's ruling also made final the previous decisions that the Partnership owns the Oklahoma gas pipeline gathering system and P&P had no rights to process the gas after the May 1, 1994 expiration of the Agreement. On October 6, 1995 P&P filed a supersedeas bond. On October 13, 1995 P&P filed an appeal contesting all of the District Court's findings and P&P seeks to reduce or eliminate the supersedeas bond. On December 13, 1995 the Texas County, Oklahoma District Court denied Parker & Parsley's motion to reduce or eliminate the supersedeas bond and awarded the Partnership $110,446 in attorneys' fees and expenses. The Partnership anticipates that Parker & Parsley will appeal all December 13, 1995 decisions. The Partnership has not recognized any of the prior judgment amounts in its favor in its financial statements.

     Through January 25, 1994, the Wharton County, Texas District Court ruled that (1) P&P is not liable to the Partnership for excess extraction of natural gas liquids prior to January 1, 1993 (2) the 1982 Gas Processing Agreement expired on January 1, 1993, and (3) P&P is not a party to the Partnership's contract covering Oklahoma gas sales. Issues of ownership of the gas pipeline gathering system and any gas processing rights (other than the Agreement) in Oklahoma were dismissed for various reasons including lack of subject matter jurisdiction. All other remaining issues were dismissed and attorney's fees in the amount of $208,000 were awarded to P&P. Both the Partnership and P&P appealed portions of the Court's decisions and the Partnership has provided a supersedeas bond in the amount of $242,000 related to attorneys fees with prospective interest. On October 5, 1995 and again in early 1996 the Thirteenth Court of Appeals in Corpus Christi, Texas issued an opinion which remanded to the Wharton County District Court for further proceedings the issues of (1) ownership of the gas pipeline gathering system and (2) ownership of rights to process the gas produced by the Partnership's Oklahoma gas wells. Additionally, the Appellate Court affirmed the Wharton District Court's decision terminating on January 1, 1993, the 1982 Gas Processing Agreement whereby the Partnership's Oklahoma gas was processed in the P&P Hooker Oklahoma Plant until May 1, 1994. Also, the Court affirmed the Wharton County District Court's decision that Parker & Parsley was not liable to the Partnership for previous overextraction at the Hooker Oklahoma Plant. The Court also affirmed, but slightly reduced, the trial court's award of attorney's fees of $200,000 to P&P. The Partnership has begun seeking further appellate court review.

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     On May 11, 1994 the Partnership instituted legal action in Texas County, Oklahoma District Court against P&P for breach of the preferential right to purchase clause in an August 23, 1982 Operating Agreement between the Partnership and a predecessor to P&P. A production payment and a right to participate in new wells were reserved by P&P predecessors in their June, 1986 sale of interests in Texas County, Oklahoma properties to the Partnership. The Partnership is contesting conveyances made between P&P's predecessors (Damson and Dorchester Master Limited Partnership) and P&P with respect to the production payment and participation right. The Partnership is requesting such production payment and participation right be subject to specific performance enabling exercise of the Partnership's rights under the preferential right to purchase. Generally the right to participate in new wells is limited to a maximum working interest of 5%. At present, the Partnership believes no wells have been drilled which would be subject to such participation. The Partnership believes it is reasonably possible that the partnership will prevail. A production payment may be owed to P&P if the Partnership is unsuccessful. However, the exact amount of any such payment that might be due is not currently known. As of March 1, 1994, the amount that could be owed might range between $600,000 to $1,000,000. Although not calculable, an estimated additional range of $900,000 to $1,300,000 could be owed for the period from March 1, 1994 through February 29, 1996. Future projections of any production payment amount utilize annual calculations through February based on a table of declining volumes and the amount that unknown future gas prices exceed a table of rising prices. P&P has asserted the production payment amount owed to be $1,394,505 through February 28, 1994. Should the Partnership successfully maintain the right to purchase, the determination of whether to purchase would depend upon the purchase price, which is unknown.

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

     On December 20, 1995 the Partnership began legal action in the Texas County, Oklahoma District Court seeking to quiet the Partnership's title and seeking a declaratory order that Parker & Parsley has no participation rights regarding an Oklahoma replacement well completed by the Partnership in January, 1996. Such action was necessary as P&P has continued to assert that it had the right to participate to the extent of 5% in a similar Oklahoma replacement well completed by the Partnership in 1993. The parties have agreed to abate this proceeding pending resolution of the same issues regarding the 1993 replacement well.

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4. UNAUDITED NATURAL GAS RESERVE INFORMATION

     Proved natural gas reserves are estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The Partnership retained Calhoun Engineering, Inc., an independent petroleum engineering consulting firm, to provide annual estimates as of December 31 of each year of the Partnership's future net recoverable natural gas reserves. As discussed previously in this Annual Report under Business and Properties of the Partnership, proved developed natural gas reserves for the year beginning January 1, 1995 were revised to be more comparable to reserves of others in the same field. This effect is shown in the tabulation below as 1995 revisions. The Partnership has no known reserves of crude oil. There have been no events that have occurred since December 31, 1995 that would have a material effect on the proved developed natural gas reserves. The estimated net quantities of proved natural gas reserves (all of which were from developed properties located within the United States) at December 31, 1995, 1994 and 1993 and the changes for the years then ended were as follows:

                                                                   NATURAL GAS (MMCF)
                                                              -----------------------------
                                                               1995       1994       1993
                                                              ------     ------     -------
    Estimated quantity, beginning of year...................  83,989     96,246     108,125
    Revisions in previous estimates.........................  15,701     (5,226)     (3,378)
    Production..............................................  (8,765)    (7,031)     (8,501)
                                                              ------     ------     -------
    Estimated quantity, end of year.........................  90,925     83,989      96,246
                                                              ======     ======     =======
    Development costs incurred (in thousands of dollars)....  $1,149     $5,857     $   167
                                                              ======     ======     =======

     The standardized measure of discounted future net cash flows related to proved natural gas reserves at December 31, 1995, 1994 and 1993 (in thousands of dollars) follows:

                                                             1995        1994        1993
                                                           --------    --------    --------
    Future estimated gross revenues....................... $173,699    $127,658    $162,931
    Future estimated production and development costs.....   57,064      40,972      36,647
                                                           --------    --------    --------
    Future estimated net revenues.........................  116,635      86,686     126,284
    Future estimated net revenues 10% annual discount for
      estimated timing of cash flows......................  (47,051)    (33,565)    (55,269)
                                                           --------    --------    --------
    Standardized measure of discounted future estimated
      net revenues........................................ $ 69,584    $ 53,121    $ 71,015
                                                           ========    ========    ========
    Sales of natural gas produced, net of production
      costs............................................... $ (9,851)   $ (9,057)   $(11,233)
    Net changes in prices and production costs............   12,914     (11,516)      7,026
    Revisions of previous quantity estimates..............    8,367      (3,349)      1,306
    Accretion of discount.................................    4,881       6,551       6,226
    Other.................................................      152        (523)        241
                                                           --------    --------    --------
    Net change in standardized measure of discounted
      future estimated net revenues....................... $ 16,463    $(17,894)   $  3,566
                                                           ========    ========    ========

     Future estimated gross revenues are based on existing year-end contractual prices. Price increases, including those based upon inflation, have not been considered. Operating costs, production taxes and future development costs are based on current costs with no escalation. Care should be exercised in

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

using the above information as a forecast of future economic conditions or revenues. Reserve estimates and projections of future revenues and expenses are inherently imprecise and the use of prices and costs in effect at year-end and of a ten percent discount rate are necessarily arbitrary bases.

5. UNAUDITED QUARTERLY FINANCIAL DATA

     Quarterly financial data for the last two years (dollars in thousands) is summarized as follows:

                                             1995 QUARTER ENDED                  1994 QUARTER ENDED
                                     ----------------------------------  ----------------------------------
                                                        SEPTEM-  DECEM-                     SEPTEM-  DECEM-
                                     MARCH 31  JUNE 30  BER 30   BER 31  MARCH 31  JUNE 30  BER 30   BER 31
                                     --------  -------  -------  ------  --------  -------  -------  ------
Revenues.............................  $3,311  $ 2,974  $2,909  $3,833    $3,665   $ 2,601  $2,168  $3,190
Net earnings.........................   1,890    1,613   1,608   2,481     2,627     1,746   1,337   1,889
Net earnings per Unit................     17c      15c     15c     23c       24c       16c     12c     18c

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 1996                         DORCHESTER HUGOTON, LTD.

                                          P.A. PEAK, INC., GENERAL PARTNER

                                          By      /s/  PRESTON A. PEAK
                                            ------------------------------------
                                                 Preston A. Peak, President
                                             (Principal Executive and Financial
                                                          Officer)

                                          JAMES E. RALEY, INC., GENERAL
                                          PARTNER

                                          By       /s/  JAMES E. RALEY
                                            ------------------------------------
                                                 James E. Raley, President
                                             (Principal Executive and Financial
                                                          Officer)

                                          By     /s/  KATHLEEN A. RAWLINGS
                                            ------------------------------------
                                               Kathleen A. Rawlings, Controller
                                                (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

P.A. PEAK, INC.

By     /s/  PRESTON A. PEAK             General Partner                February 19, 1996
  ---------------------------------
          Preston A. Peak
    President and Sole Director

JAMES E. RALEY, INC.

By    /s/  JAMES E. RALEY               General Partner                February 19, 1996
  ---------------------------------
           James E. Raley
    President and Sole Director

                               INDEX TO EXHIBITS

                                                                                    SEQUENTIALLY
  EXHIBIT                                                                            NUMBERED
  NUMBER                                  DESCRIPTION                                  PAGES
-----------------------------------------------------------------------------------------------
      3.   -- Amended and Restated Certificate and Agreement of Limited Partnership,
              as amended*
      4.1  -- Depositary Agreement, as amended*
      4.2  -- Specimen Depositary Receipt
      4.3  -- Nominee Agreement among the Partnership, Dorchester and Nominee
     27.   -- Financial Data Schedule

---------------

* Previously filed and incorporated by reference to the respective Exhibits (bearing the same exhibit numbers) to the Partnership's Form 10-Q for the quarter ended June 30, 1995.