Form 10-Q
period 1996-03-31
DORCHESTER HUGOTON LTD
filed 1996-05-09
CIK 703814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  MARCH 31, 1996                 Commission file number 0-10697



                            DORCHESTER HUGOTON, LTD.
             (Exact name of registrant as specified in its charter)




          Texas                                          75-1829064
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)



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

         As of April 30, 1996, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                         QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 1996


                                     INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.     Financial Statements:

                 Condensed Balance Sheets, March 31, 1996 and December 31, 1995 (Unaudited)

                 Condensed Statements of Earnings for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

                 Condensed Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

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

     Item 5.     Other Information.

     Item 6.     Exhibits and Reports on Form 8-K.



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)
PART I
ITEM 1
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                           (In Thousands of Dollars)



                                                                                         MARCH 31, 1996     DECEMBER 31, 1995
                                                                                       ------------------   -----------------
                                                          ASSETS
    CURRENT ASSETS:
       Cash and temporary cash investments                                              $       40          $      183
       Investments - available for sale                                                      2,201               2,190
       Accounts receivable                                                                   3,520               3,197
       Prepaid expenses and other current assets                                                93                 136
                                                                                        ----------          ----------
  TOTAL CURRENT ASSETS                                                                       5,854               5,706

  NET PROPERTY AND EQUIPMENT                                                                13,780              13,895
                                                                                        ----------          ----------

  TOTAL ASSETS                                                                          $   19,634          $   19,601
                                                                                        ==========          ==========

                                           LIABILITIES AND PARTNERSHIP CAPITAL
    CURRENT LIABILITIES:
       Accounts payable and other current liabilities                                   $      645          $    1,001
       Production and property taxes payable                                                   272                 231
       Royalties payable                                                                       315                 297
       Distributions payable to Unitholders                                                  1,848               1,848
                                                                                        ----------          ----------
  TOTAL CURRENT LIABILITIES                                                                  3,080               3,377

       Long-term debt                                                                          644               1,725
                                                                                        ----------          ----------
  TOTAL LIABILITIES                                                                          3,724               5,102

  PARTNERSHIP CAPITAL                                                                       15,910              14,499
                                                                                        ----------          ----------

  TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                                             $   19,634          $   19,601
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

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           (In Thousands of Dollars)



                                                                                            Three Months
                                                                                               Ended
                                                                                              March 31,
                                                                                -------------------------------------
                                                                                      1996                   1995
                                                                                ----------------      ---------------
    NET OPERATING REVENUES                                                      $         4,697       $       3,311
                                                                                ---------------       -------------

    COSTS AND EXPENSES:
         Operating, including production taxes                                              813                 772
             Depletion, depreciation and amortization                                       381                 400
             General and administrative                                                     141                 133
             Management fees                                                                106                  96
             Interest                                                                        31                  43
             Other income, net                                                              (21)                (22)
                                                                                ---------------       -------------
    TOTAL COSTS AND EXPENSES                                                              1,451               1,422
                                                                                ---------------       -------------

    NET EARNINGS                                                                $         3,246       $       1,889
                                                                                ===============       =============
    NET EARNINGS PER UNIT (IN DOLLARS)                                          $          0.30       $        0.17
                                                                                ===============       =============



                    The accompanying condensed notes are an
                  integral part of these financial statements.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                           (In Thousands of Dollars)





                                                                                       1996                  1995
                                                                                  -------------          ------------
    CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                   $      3,050           $     3,853
                                                                                  ------------           -----------

    CASH FLOWS USED IN INVESTING ACTIVITIES:
       Purchases of property and equipment, net of retirements                            (267)                 (148)
       Cash received on sale of other property and equipment                               -0-                    18
                                                                                  ------------           -----------
    CASH FLOWS USED IN INVESTING ACTIVITIES                                               (267)                 (130)

    CASH FLOWS USED IN FINANCING ACTIVITIES:
       Distributions paid to Unitholders                                                (1,845)               (1,863)
       Additions to long-term debt                                                       3,766                 1,000
       Reductions of long-term debt                                                     (4,847)               (2,525)
       Other                                                                               -0-                  (123)
                                                                                  ------------           -----------
    CASH FLOWS USED IN FINANCING ACTIVITIES                                             (2,926)               (3,511)
                                                                                  ------------           -----------

    INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS                            (143)                  212


    CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1,                                      183                   -0-
                                                                                  ------------           -----------
    CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31,                              $         40           $       212
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

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed financial statements reflect all adjustments (consisting only of normal and recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The weighted average number of Units outstanding for each of the periods was 10,744,380.

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

         In 1986, pursuant to a preferential right to purchase in an August 23, 1982 Operating Agreement between the Partnership and a predecessor to P&P, the Partnership acquired additional interests in Texas County, Oklahoma (the "1986 Transaction"). On November 2, 1993, the Oklahoma Court of Appeals affirmed the decision of the Texas County, Oklahoma District Court granting the Partnership quiet title to all personal and real property interests acquired by the Partnership in the 1986 Transaction. P&P continues to attempt to dispute the impact of that decision. Additionally, on April 20, 1994 the Partnership was granted an injunction by the Texas County, Oklahoma District Court to enjoin P&P from interfering with the Partnership's May 1, 1994 operation of low pressure gas pipeline gathering facilities. On May 8, 1996 the Partnership received notice that on May 7, 1996 the Oklahoma Court of Appeals reversed the injunction previously granted the Partnership. Such reversal does not determine ownership of the pipelines but does reverse the earlier decision that allowed the Partnership to operate and maintain the pipelines based upon the finding that ownership of the
         pipelines has already been determined.   Also on November 2, 1993, the
         Court of Appeals remanded, for a new trial, a 1990 jury finding of fraud which had awarded the Partnership $4,715,326 related to the 1986 Transaction. The Oklahoma Supreme Court granted certiorari on March 21, 1994. On June 19, 1995, the Oklahoma Supreme Court withdrew and denied certiorari. Consequently, the sole issue of fraud by P&P will be retried in Texas County, Oklahoma. No retrial date has been set. Additionally, on January 10, 1994 the Oklahoma Court of Appeals decision became final which had reversed a judgment awarding the Partnership $724,082 based on P&P's underpayment for fuel and shrinkage at the Hooker gas processing plant during the period of November 1988 through March 1991. Subsequently, P&P was awarded and received $91,402 in attorney's fees from the Partnership. None of the Court of Appeals' decisions are expected to have any material adverse affect on the Partnership's financial position or operating results. The Partnership has not recognized any of the prior judgment amounts in its favor in its financial statements.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

         On December 22, 1993 the Texas County, Oklahoma District Court issued a partial summary judgment with respect to disputed matters between the Partnership and P&P regarding gathering and processing the
         Partnership's Oklahoma gas and the Agreement.   The partial summary
         judgment ruled that  (1) the Partnership owns the Oklahoma gas pipeline gathering system, (2) there are no processing rights other than the Agreement, whereby P&P gathers and processes the
         Partnership's Oklahoma gas, (3) the Agreement was still in effect, and
         (4) payments for fuel and shrinkage under the Agreement are to be based upon the same price per MMBTU as paid the Partnership for its Oklahoma gas sales plus applicable taxes. The issue of ownership of the pipelines has also been the subject of proceedings discussed in the previous paragraph. On May 1, 1994 the Agreement terminated concurrently with the termination of the Partnership's 1946 Gas Purchase Contract with NGPL. On August 26, 1994, P&P and the Partnership stipulated by agreement that (among other issues) the amount of underpayment due the Partnership for fuel and shrinkage during the period January 1993 through April 1994 to be either $4,837,046 or $6,558,036 depending upon the Court's determination of proper severance tax applicability. A hearing including these issues was conducted October 18, 1994. On September 21, 1995 the Texas County, Oklahoma District Court issued its Final Judgment and Order favorably awarding the Partnership $6,588,036 plus interest for underpayment by P&P for fuel and shrinkage. The Court's ruling also reaffirmed its previous decisions that the Partnership owns the Oklahoma gas pipeline gathering system and P&P had no rights to process the gas after the May 1, 1994 expiration of the Agreement. On October 6, 1995 P&P filed a supersedeas bond. On October 13, 1995 P&P filed an appeal contesting all of the District Court's findings and P&P seeks to
         reduce or eliminate the supersedeas bond.   On December 13, 1995 the
         Texas County, Oklahoma District Court denied Parker & Parsley's motion to reduce or eliminate the supersedeas bond and awarded the Partnership $104,446 in attorneys' fees and expenses. Parker & Parsley has appealed all substantive decisions. The Partnership has not recognized any of the prior judgment amounts in its favor in its financial statements.

         Through January 25, 1994, the Wharton County, Texas District Court ruled that (1) P&P is not liable to the Partnership for excess extraction of natural gas liquids prior to January 1, 1993 (2) the 1982 Gas Processing Agreement expired on January 1, 1993, and (3) P&P is not a party to the Partnership's contract covering Oklahoma gas sales. Issues of ownership of the gas pipeline gathering system and any gas processing rights (other than the Agreement) in Oklahoma were dismissed for various reasons including lack of subject matter jurisdiction. All other remaining issues were dismissed and attorney's fees in the amount of $208,000 were awarded to P&P. Both the Partnership and P&P appealed portions of the Court's decisions and the Partnership has provided a supersedeas bond in the amount of $242,000 related to attorneys fees with prospective interest. On October 5, 1995 the Thirteenth Court of Appeals in Corpus Christi, Texas issued an opinion which remanded to the Wharton County District Court for further proceedings the issues of (1) ownership of the gas pipeline gathering system and (2) ownership of rights to process the gas produced by the Partnership's Oklahoma gas wells. Additionally, the Appellate Court affirmed the Wharton District Court's decision terminating on January 1, 1993, the 1982 Gas Processing Agreement whereby the Partnership's Oklahoma gas was processed in the P&P Hooker Oklahoma Plant until May 1, 1994. Also, the Court affirmed the Wharton County District Court's decision that Parker & Parsley was not liable to the Partnership for previous overextraction at the Hooker Oklahoma Plant. The Court also affirmed, but slightly reduced, the trial court's award of attorney's fees of $200,000 to P&P. Dorchester Hugoton is seeking further appellate court review.

         On May 11, 1994 the Partnership instituted legal action in Texas County, Oklahoma District Court against P&P for breach of the preferential right to purchase clause in an August 23, 1982 Operating Agreement between the Partnership and a predecessor to P&P. A production payment and a right to participate in new wells were reserved by P&P predecessors in their June, 1986 sale of interests in Texas County, Oklahoma properties to the Partnership, and such interests are claimed by P&P. The Partnership is contesting conveyances made between P&P's predecessors (Damson and Dorchester Master Limited Partnership) and P&P with respect to the production payment and participation right. The Partnership is requesting such production payment and participation right be subject to specific performance enabling exercise of the Partnership's rights under the preferential right to purchase. Generally the right to participate in new wells is limited to a maximum working interest of 5%. At present, the Partnership believes no wells have been drilled which would be subject to such participation. The Partnership believes it is reasonably possible that the Partnership will prevail against P&P

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

         claims. A production payment may be owed to P&P if the Partnership is unsuccessful. However, the exact amount of any such payment that might be due is not currently known. As of March 1, 1994, the amount that could be owed might range between $600,000 to $1,000,000. Although not calculable, an estimated additional range of $900,000 to $1,300,000 could be owed for the period from March 1, 1994 through February 29, 1996. Future projections of any production payment amount utilize annual calculations through February based on a table of declining volumes and the amount that unknown future gas prices exceed a table of rising prices. P&P has asserted the production payment amount owed to be $1,394,505 through February 28, 1994. Should the Partnership successfully maintain the right to purchase, the determination of whether to purchase would depend on the purchase price which is unknown.

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

         On December 20, 1995 the Partnership began legal action in the Texas County, Oklahoma District Court seeking to quiet the Partnership's title and seeking a declaratory order that Parker & Parsley has no participation rights regarding an Oklahoma replacement well completed by the Partnership in January, 1996. Such action was necessary as P&P has continued to assert that it had the right to participate to the extent of 5% in a similar Oklahoma replacement well completed by the Partnership in 1993. The parties have agreed to abate this proceeding pending resolution of the same issue regarding the 1993 replacement well.

3. On July 19, 1994 the Partnership entered into a $15,000,000 unsecured revolving credit facility (the "Agreement") with Bank One, Texas, N.A. The Agreement currently has a borrowing base of $4,250,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base as most recently determined by Bank One, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8.25% on April 29, 1996. All amounts borrowed under this facility will become due and payable on July 31, 1997. As of April 29, 1996, letters of credit totaling $267,000 were issued under the credit facility and the amount borrowed was $1,100,000. The weighted average amount borrowed under the credit facility during the first quarter was approximately $265,000.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

PART I
ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flows from operating activities during the three months ended March 31, 1996 were $3,050,000 compared to $3,853,000 for the same period of 1995 as a result of increased timeliness of accounts receivable during the first quarter of 1995 compared to 1996. Additionally, cash flows were influenced by natural gas spot market prices which were up compared to the same period last year.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $4,250,000. Please see Note 3 to the financial statements for additional information. As of April 30, 1996, letters of credit totaling $267,000 were issued under the credit facility and the amount borrowed was $1,100,000. The Partnership's cash position was zero on January 1, 1995 as a result of cash management practices which minimize borrowings. The weighted average amount borrowed under the credit facility during the first quarter was approximately $265,000.

The Partnership's portion of gas sales volumes (in MMCF) and weighted average BTU adjusted sales prices per MCF were as follows:

                                                                             THREE MONTHS ENDED
                                                                     ----------------------------------------
                                                                            MARCH 31,
                                                                     ------------------------       DEC. 31,
                                                                       1996           1995            1995
                                                                     --------       ---------       ---------
               SALES VOLUMES:
                    Oklahoma                                          1,723          1,728            1,745
                    Kansas                                              606            525              427
                                                                     ------         ------           ------
               TOTAL                                                  2,329          2,253            2,172
                                                                     ======         ======           ======

               WEIGHTED AVERAGE BTU ADJUSTED SALES PRICES:
                   Oklahoma                                           $2.02          $1.47            $1.76
                   Kansas                                              1.95           1.40             1.70

               OVERALL WEIGHTED AVERAGE                               $2.00          $1.45            $1.75

Oklahoma natural gas production volumes were approximately the same during the current quarter compared to the previous quarter. Kansas natural gas production volumes were up compared to the fourth quarter of 1995 during which scheduled modifications to the Kansas compression facility were completed. Both Oklahoma and Kansas natural gas sales prices were significantly higher than the previous quarter and the same quarter of 1995.

The Partnership announced May 9, 1996 that the Oklahoma Court of Appeals has reversed an injunction previously granted in favor of the Partnership concerning the operation of the gas pipeline system that carries the gas from the Partnership's Oklahoma gas wells to its compression facilities for subsequent gas sales. The injunction was initially granted on April 20, 1994. Concurrently, the Court of Appeals reversed and remanded a companion denial of an injunction regarding the same pipelines. The Partnership, at its own cost, has operated, maintained, and paid taxes on the pipeline system since the initial injunction. Any other amounts which may be owed during the injunction period await determination of actual ownership of the pipelines. The Partnership does not believe such amounts, if owed, would have a material adverse effect on the Partnership's financial position or operating results.

The injunction rulings of the Court of Appeals did not determine ownership of the pipelines, but did reverse an earlier District Court decision that allowed Dorchester Hugoton to operate and maintain those pipelines based upon the finding that ownership of the pipelines had already been determined. Conversations with Parker & Parsley Petroleum Company entities will be initiated regarding the near-term operation of the pipelines during the pendency of litigation over pipeline ownership. The Partnership believes that its well operations and gas sales can continue uninterrupted in the immediate future.

As previously discussed in the Partnership's Annual Report on Form 10-K, a new gas pipeline gathering system to replace the 45+ year-old existing system has been considered. A new system is estimated to cost approximately $7 to $10 million dollars. In view of the Oklahoma Court of Appeals decision regarding the existing system, and since the outcome of discussions with Parker & Parsley and/or further court proceedings are not subject to forecast, the Partnership announced its intent to immediately proceed with the new gas gathering pipeline system. Such prompt action will minimize the uncertainty of court actions and/or outside effects on the Partnership's operations.

As discussed in the Partnership's 1995 Form 10-K and in the Notes to Condensed Financial Statements within this Form 10-Q, the litigation with various entities of Parker & Parsley Petroleum Company is continuing. The Partnership believes the overall litigation issues must be resolved before the Partnership can make decisions regarding significant capital expenditures for production enhancement or material changes in its current distribution policy.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)


                              OTHER INFORMATION

PART II


ITEM 1.  Legal Proceedings:
                  See Notes to Condensed Financial Statements.

ITEM 5.  Other Information:
          On May 7, 1996 the Partnership announced a program to purchase from time to time up to 500,000 of the Partnership's Units (Depositary Receipts). Such purchases may be made on the open market, in private transactions, or otherwise. Purchases from the General Partners are excluded from the repurchase program. All Units repurchased under the program shall be retired resulting in a decrease in both Units issued and Units outstanding. No Units will be held as "Treasury Units". There is no assurance or obligation that the repurchase program will result in any purchase of Units. The Partnership believes the repurchase program is a way to enhance the value to our long-term investors by increasing a Unitholder's equity ownership in natural gas producing properties rather than attempting alternatives such as acquisition or exploration programs.

ITEM 6.  Exhibits and Reports on Form 8-K:

          a)     Exhibits
                     27      Financial Data Schedule
          b)     Reports on Form 8-K - None.


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



                                       DORCHESTER HUGOTON, LTD.
                                       ------------------------
                                       Registrant





Date:      May 9, 1996                 /s/  Kathleen A. Rawlings
                                       -----------------------------------------
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)

                                 EXHIBIT INDEX

            EXHIBIT                 DESCRIPTION
            -------                 -----------
              NO.
             ----
              27               Financial Data Schedule