Form 10-Q
period 1996-06-30
DORCHESTER HUGOTON LTD
filed 1996-08-13
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  June 30, 1996               Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of July 31, 1996, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                  June 30, 1996


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of June 30, 1996 and December 31, 1995 (Unaudited)

          Condensed Statements of Earnings for the Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)

          Condensed Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995 (Unaudited)

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

  Item 5. Other Information.

  Item 6. Exhibits and Reports on Form 8-K.



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                       June 30, 1996 and December 31, 1995
                            (In Thousands of Dollars)

                                                            June 30,    Dec. 31,
                                                              1996       1995
                                                            -------     -------
                             ASSETS

Current Assets:
    Cash and temporary cash investments ..............      $ 2,859     $   183
    Investments - available for sale .................        2,346       2,190
    Accounts receivable ..............................        1,738       3,197
    Prepaid expenses and other current assets ........          187         136
                                                            -------     -------
      Total Current Assets ...........................        7,130       5,706
Net Property and Equipment ...........................       13,878      13,895
                                                            -------      -------
Total Assets .........................................      $21,008     $19,601
                                                            =======     =======


              LIABILITIES AND PARTNERSHIP CAPITAL

Current Liabilities:
    Accounts payable and other current liabilities ...      $ 1,003     $ 1,001
    Production and property taxes payable ............          245         231
    Royalties payable ................................          276         297
    Distributions payable to Unitholders .............        1,848       1,848
                                                             ------      ------
      Total Current Liabilities ......................        3,372       3,377
Long-term debt .......................................          144       1,725
                                                             ------      ------
      Total Liabilities ..............................        3,516       5,102
Commitments and Contingencies (Note 2) ...............          -           -
Partnership Capital ..................................       17,492      14,499
                                                             ------      ------
Total Liabilities and Partnership Capital ............      $21,008     $19,601
                                                            =======     =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                         CONDENSED STATEMENT OF EARNINGS
                                   (Unaudited)

            For the Three and Six Months Ended June 30, 1996 and 1995
                            (In Thousands of Dollars)




                                       Three Months Ended     Six Months Ended
                                            June 30               June 30
                                       ------------------    ------------------
                                        1996       1995       1996       1995
                                       -------    -------    -------    -------

Net Operating Revenues .............   $ 4,671    $ 2,974    $ 9,368    $ 6,285
                                       -------    -------    -------    -------
Costs and Expenses:
    Operating, including prod. taxes       821        825      1,635      1,597
    Depletion, depreciation & amort.       353        296        734        695
    General and administrative .....       133        143        274        276
    Management fees ................       106         92        212        188
    Interest .......................        13         27         43         70
    Other income, net ..............       (37)       (22)       (58)       (44)
                                       -------    -------    -------    -------
Total Costs and Expenses ...........     1,389      1,361      2,840      2,782
                                       -------    -------    -------    -------
Net Earnings .......................   $ 3,282    $ 1,613    $ 6,528    $ 3,503
                                       =======    =======    =======    =======


Net Earnings per Unit (in dollars) .   $  0.30    $  0.15    $  0.60    $  0.32
                                       =======    =======    =======    =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995
                            (In Thousands of Dollars)




                                                            1996         1995
                                                           -------      -------

Cash Flows Provided by Operating Activities ..........     $ 8,664      $ 5,540
                                                           -------      -------
Cash Flows Used in Investing Activities:
    Purchases of prop. & equipment, net of retirements        (717)        (452)
    Cash received on sale of other prop. & equipment..           0           18
                                                           -------      -------
Cash Flows Used in Investing Activities ..............        (717)        (434)
                                                           -------      -------
Cash Flows Used in Financing Activities:
    Distributions paid to Unitholders ................      (3,690)      (3,708)
    Additions to long-term debt ......................       4,766            0
    Reductions of long-term debt .....................      (6,347)      (1,325)
    Other ............................................           0          (73)
                                                           -------      -------
Cash Flows Used in Financing Activities ..............      (5,271)      (5,106)
                                                           -------      -------

Increase in Cash and Temporary Cash Investments ......       2,676            0
Cash and Temporary Cash Investments at January .......       1,183            0
                                                           -------      -------
Cash and Temporary Cash Investments at June 30, ......     $ 2,859      $     0
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

2. On August 2, 1996 the Partnership announced an agreement to settle all the outstanding litigation between the Partnership and Parker & Parsley Petroleum Company entities (successor to Damson Oil Corporation and Dorchester Master Limited Partnership - collectively referred to as "P&P" or as "Parker & Parsley"). In connection with the settlement, the Partnership will pay P&P $7.0 million subject to closing, which is currently expected to occur on August 15, 1996. Some of the numerous issues resolved by settlement include withdrawal by P&P of all claims of gas processing rights to the Partnership's Oklahoma gas production. Additionally, all claims by P&P regarding rights to participate in Oklahoma gas wells and all claims of unpaid production payment amounts will be withdrawn. The Partnership will pay P&P, prospectively only, a production payment that was created in the 1986 acquisition of 20% of the Oklahoma wells. The amount of such payment is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes. Additionally, the settlement will result in an exchange of wells in Kansas by which the Partnership will transfer to P&P a non-operated interest in 14 wells and receive from P&P their interest in 18 wells operated by the Partnership. Consequently, the Partnership will increase ownership from 80% to 100% of the working interest in 18 wells. The settlement will also confirm the Partnership's ownership of the gas pipeline that delivers gas from the Partnership's Oklahoma wells to the Partnership's gas compressor facilities. The Partnership estimates that the settlement will result in a charge to earnings of approximately $4,350,000 and will increase property and equipment by approximately $2,650,000. The settlement will be reflected in the Partnership's third quarter. All of the outstanding litigation described in the remaining paragraphs of this Note 2 to the Condensed Financial Statements will be dismissed. All judgments and awards will not be paid and each party will bear its own legal costs.

     Prior to May 1, 1994, the Partnership's Oklahoma natural gas production was sold under the 1946 Gas Purchase Contract, as amended, (the "Contract") to Natural Gas Pipeline Company of America or its assigns (collectively referred to as "NGPL"). Such gas was also subject to a June 16, 1982 Gas Processing Agreement (the "Agreement") between the Partnership and P&P. As a result, the Partnership's Oklahoma gas production was processed in P&P's Hooker, Oklahoma gas processing plant where natural gas liquids were extracted and the remaining gas ("residue gas") was delivered and sold to NGPL at the plant outlet. The extraction of natural gas liquids requires the consumption of some gas as fuel and the extraction itself shrinks the gas production in both volume and heating value (referred to as "fuel and shrinkage"). The Agreement provided, among other things, that P&P operate the Partnership's gas gathering pipelines, that P&P retain the natural gas liquids extracted, and that the Partnership would receive for fuel and shrinkage incurred the value of the gas produced at the wellhead (including severance taxes) less amounts received for residue gas sales to NGPL. The Partnership contended the Agreement terminated upon termination of the Partnership's Contract with NGPL on May 1, 1994, while P&P contended termination was January 1, 1993.

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

     In 1986, pursuant to a preferential right to purchase in an August 23, 1982 Operating Agreement between the Partnership and a predecessor to P&P, the Partnership acquired additional interests in Texas County, Oklahoma (the "1986 Transaction"). On November 2, 1993, the Oklahoma Court of Appeals affirmed the decision of the Texas County, Oklahoma District Court

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

     granting the Partnership quiet title to all personal and real property interests acquired by the Partnership in the 1986 Transaction. P&P continued to dispute the impact of that decision. Additionally, on April 20, 1994 the Partnership was granted an injunction by the Texas County, Oklahoma District Court to enjoin P&P from interfering with the Partnership's May 1, 1994 operation of low pressure gas pipeline gathering facilities. On May 8, 1996 the Partnership received notice that on May 7, 1996 the Oklahoma Court of Appeals reversed the injunction previously granted the Partnership. Such reversal did not determine ownership of the pipelines but did reverse the earlier decision that allowed the Partnership to operate and maintain the pipelines based upon the finding that ownership of the pipelines had already been determined. Also on November 2, 1993, the Court of Appeals remanded, for a new trial, a 1990 jury finding of fraud which had awarded the Partnership $4,715,326 related to the 1986 Transaction. The Oklahoma Supreme Court granted certiorari on March 21, 1994. On June 19, 1995, the Oklahoma Supreme Court withdrew and denied certiorari. Consequently, the issue of fraud by P&P would require retrial in Texas County, Oklahoma. No retrial date had been set. Additionally, on January 10, 1994 the Oklahoma Court of Appeals decision became final which had reversed a judgment awarding the Partnership $724,082 based on P&P's underpayment for fuel and shrinkage at the Hooker gas processing plant during the period of November 1988 through March 1991. Subsequently, P&P was awarded and received $91,402 in attorney's fees from the Partnership. None of the Court of Appeals' decisions are expected to have any material adverse affect on the Partnership's financial position or operating results. The Partnership has not recognized any of the prior judgment amounts in its favor in its financial statements.

     On December 22, 1993 the Texas County, Oklahoma District Court issued a partial summary judgment with respect to disputed matters between the Partnership and P&P regarding gathering and processing the Partnership's Oklahoma gas and the Agreement. The partial summary judgment ruled that (1) the Partnership owns the Oklahoma gas pipeline gathering system, (2) there are no processing rights other than the Agreement, whereby P&P gathers and processes the Partnership's Oklahoma gas, (3) the Agreement was still in effect, and (4) payments for fuel and shrinkage under the Agreement are to be based upon the same price per MMBTU as paid the Partnership for its Oklahoma gas sales plus applicable taxes. The issue of ownership of the pipelines had also been the subject of proceedings discussed in the previous paragraph. On August 26, 1994, P&P and the Partnership stipulated by agreement that (among other issues) the amount of underpayment (if any) due the Partnership for fuel and shrinkage during the period January 1993 through April 1994 to be either $4,837,046 or $6,558,036 depending upon the Court's determination of proper severance tax applicability. A hearing including these issues was conducted October 18, 1994. On September 21, 1995 the Texas County, Oklahoma District Court issued its Final Judgment and Order favorably awarding the Partnership $6,588,036 plus interest for underpayment by P&P for fuel and shrinkage. The Court's ruling also reaffirmed its previous decisions that the Partnership owns the Oklahoma gas pipeline gathering system and P&P had no rights to process the gas after the May 1, 1994 expiration of the Agreement. On October 6, 1995 P&P filed a supersedeas bond. On October 13, 1995 P&P filed an appeal contesting all of the District Court's findings and P&P sought to reduce or eliminate the supersedeas bond. On December 13, 1995 the Texas County, Oklahoma District Court denied P&P's motion to reduce or eliminate the supersedeas bond and awarded the Partnership $104,446 in attorneys' fees and expenses. P&P has appealed all substantive decisions. The Partnership has not recognized any of the prior judgment amounts in its favor in its financial statements.

     Through January 25, 1994, the Wharton County, Texas District Court ruled that (1) P&P was not liable to the Partnership for excess extraction of natural gas liquids prior to January 1, 1993 (2) the 1982 Gas Processing Agreement expired on January 1, 1993, and (3) P&P was not a party to the Partnership's contract covering Oklahoma gas sales. Issues of ownership of the gas pipeline gathering system and any gas processing rights (other than the Agreement) in Oklahoma were dismissed for various reasons including lack of subject matter jurisdiction. All other remaining issues were dismissed and attorney's fees in the amount of $208,000 were awarded to P&P. Both the Partnership and P&P appealed portions of the Court's decisions and the Partnership has provided a supersedeas bond in the amount of $242,000 related to attorneys fees with prospective interest. On October 5, 1995 the Thirteenth Court of Appeals in Corpus Christi, Texas issued an opinion which remanded to the Wharton County District Court for further proceedings the issues of (1) ownership of the gas pipeline gathering system and (2) ownership of rights to process the gas produced by the Partnership's Oklahoma gas wells. Additionally, the

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

     Appellate Court affirmed the Wharton District Court's decision terminating on January 1, 1993, the 1982 Gas Processing Agreement whereby the Partnership's Oklahoma gas was processed in the P&P Hooker Oklahoma Plant until May 1, 1994. Also, the Court affirmed the Wharton County District Court's decision that P&P was not liable to the Partnership for previous overextraction at the Hooker, Oklahoma Plant. The Court also affirmed, but slightly reduced, the trial court's award of attorney's fees of $200,000 to P&P. Dorchester Hugoton was seeking further appellate court review.

     On May 11, 1994 the Partnership instituted legal action in Texas County, Oklahoma District Court against P&P for breach of the preferential right to purchase clause in an August 23, 1982 Operating Agreement between the Partnership and a predecessor to P&P. A production payment and a right to participate in new wells were reserved by P&P predecessors in their June, 1986 sale of interests in Texas County, Oklahoma properties to the Partnership, and such interests are claimed by P&P. The Partnership contested conveyances made between P&P's predecessors (Damson and
     Dorchester Master Limited Partnership) and P&P with respect to the production payment and participation right. The Partnership requested such production payment and participation right be subject to specific performance enabling exercise of the Partnership's rights under the preferential right to purchase. Generally the right to participate in new wells was limited to a maximum working interest of 5%. The Partnership believed no wells had been drilled which would be subject to such participation. The Partnership believed it was reasonably possible that the Partnership would prevail against P&P claims. A production payment may have been owed to P&P if the Partnership was unsuccessful. However, the exact amount of any such payment that might have been due was not known. As of March 1, 1994, the amount that could have been owed may have ranged between $600,000 to $1,000,000. Although not calculable, an estimated additional range of $900,000 to $1,300,000 could have been owed for the period from March 1, 1994 through February 29, 1996. Future projections of any annual production payment amount utilize calculations through February based on a table of declining volumes and the amount that unknown future gas prices exceed a table of rising prices. P&P had asserted the production payment amount owed to be $1,394,505 through February 28, 1994. Had the Partnership successfully maintained the right to purchase, the determination of whether to purchase would have depended on the purchase price which was unknown.

     On May 19, 1994 P&P instituted legal action in the 116th Judicial District of Dallas County, Texas asserting that Dorchester Hugoton owed and had not paid a production payment, had improperly failed to allow P&P to participate in the 1993 drilling of a replacement well in Texas County, Oklahoma and asserting other claims of tortious interference and unfair competition, apparently by virtue of the Partnership's operation of its low pressure gas pipeline. On July 11, 1994 the Dallas County District Court denied the Partnership's motion to stay or abate due to identical claims in Oklahoma. On March 28, 1995, a motion by P&P for partial summary judgment was denied by the Dallas Court. By agreement with P&P all litigation in the Dallas County, Texas suit had been deferred until completion of all identical litigation in Texas County, Oklahoma. In Oklahoma, the trial regarding the Partnership's right to exercise the preferential right to purchase both the production payment and right to participate in new wells awaited rescheduling by the Court. All other matters, such as the amount to be paid in exercising the preferential right or the amount of a production payment, if any, were delayed until issuance of a ruling following the pending Oklahoma trial.

     Pursuant  to  requirements  of  the  Dallas,   Texas  District  Court,  the
     Partnership and P&P attempted settlement by mediation during August, 1995. On August 21, 1995 the independent mediator declared an impasse.

     On December 20, 1995 the Partnership began legal action in the Texas County, Oklahoma District Court seeking to quiet the Partnership's title and seeking a declaratory order that P&P has no participation rights regarding an Oklahoma replacement well completed by the Partnership in January, 1996. Such action was necessary as P&P had continued to assert that it had the right to participate to the extent of 5% in a similar Oklahoma replacement well completed by the Partnership in 1993. The parties had agreed to abate this proceeding pending resolution of the same issue regarding the 1993 replacement well.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

3. On July 19, 1994 the Partnership entered into a $15,000,000 unsecured revolving credit facility (the "Agreement") with Bank One, Texas, N.A. Effective on August 12, 1996, the agreement was restated to increase the borrowing base from $4,250,000 to $8,500,000. The Agreement will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base as most recently determined by Bank One, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8.25% on August 12, 1996. All amounts borrowed under this facility will become due and payable on July 31, 1999. As of August 12, 1996, letters of credit totaling $267,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was approximately $260,000 and $1,200,000 during the second and first quarter, respectively.

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flows from operating activities during the three and six months ended June 30, 1996 were $5,614,000 and $8,664,000, respectively, compared to $1,687,000 and $5,540,000 for the same periods of 1995. Net cash flows for the three months ended June 30, 1996 were greater compared to the same period of 1995 partly as a result of increased timeliness of accounts receivable during the second quarter of 1996. Additionally, cash flows were greatly influenced in both the three month and the six month periods by natural gas market prices which were significantly higher compared to the same periods last year.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $8,500,000. Please see Note 3 to the financial statements for additional information. As of August 12, 1996, letters of credit totaling $267,000 were issued under the credit facility and the amount borrowed was $100,000. The Partnership's cash position was zero on January 1, 1995 as a result of cash management practices which minimize borrowings. The weighted average amount borrowed under the credit facility was approximately $260,000 and $1,200,000 during the second and first quarter, respectively.

The Partnership's portion of gas sales volumes (in MMCF) and weighted average BTU adjusted sales prices per MCF were as follows:
                                    Three Months Ended          Six Months Ended
                               ----------------------------     ----------------
                                   June 30,                         June 30,
                               ----------------     Mar. 31     ----------------
                                1996       1995       1996       1996       1995
Sales Volumes:                 -----      -----      -----      -----      -----
   Oklahoma .............      1,578      1,397      1,723      3,301      3,125
   Kansas ...............        564        556        606      1,170      1,081
                               -----      -----      -----      -----      -----
Total ...................      2,142      1,953      2,329      4,471      4,206
                               =====      =====      =====      =====      =====
Weighted Average BTU Adjusted Sales Prices:
   Oklahoma ...............    $2.19      $1.53      $2.02      $2.10      $1.50
   Kansas .................     2.11       1.47       1.95       2.03       1.44
Overall Weighted Average.      $2.16      $1.51      $2.00      $2.08      $1.48

Oklahoma natural gas production volumes were lower during the second quarter compared to the first quarter of 1996 due to routine annual state well tests but higher during the second quarter compared to the same quarter of 1995. Kansas natural gas production volumes were slightly lower during the second quarter compared to the first quarter of 1996 and slightly higher compared to the second quarter of 1995.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

As previously announced, the Partnership has agreed to settle all outstanding litigation with Parker & Parsley Petroleum Company entities. In connection with the settlement, the Partnership will pay Parker & Parsley $7.0 million subject to closing, which is currently expected to occur on August 15, 1996. Some of the numerous issues resolved by settlement include withdrawal by Parker & Parsley of all claims of gas processing rights to the Partnership's Oklahoma gas production. Additionally, all claims by Parker & Parsley regarding rights to participate in Oklahoma gas wells and all claims of unpaid production payment amounts will be withdrawn. The Partnership will pay Parker & Parsley, prospectively only, a production payment that was created in the 1986 acquisition by the Partnership of 20% of the Oklahoma wells. The amount of such annual production payment is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes. Accruals for the production payments will reduce net revenues. The first production payment to be paid in 1997 is estimated to be $800,000. Additionally, the settlement will result in an exchange of wells in Kansas by which the Partnership will transfer to Parker & Parsley a non-operated interest in 14 wells and will receive from Parker & Parsley their interest in 18 wells operated by the Partnership. Consequently, the Partnership will increase ownership from 80% to 100% of the working interest in 18 wells. The settlement will also confirm the Partnership's ownership of the gas pipeline that delivers gas from the Partnership's Oklahoma wells to the Partnership's gas compressor facilities. As a result, the Partnership has canceled its previously announced plans to build a new pipeline system in Oklahoma. Through June 30, 1996, approximately $420,000 in capital expenditures were made by the Partnership for electronic meters and meter houses as well as certain rights-of-way necessary to the new pipeline. However, all new metering facilities will be installed on the existing pipeline system serving the Partnership's wells.

The Partnership is pleased to finally achieve resolution of the litigation and looks forward in the near-term to reducing debt and then emphasizing the previously announced unit repurchase program. The Partnership estimates that the settlement will result in a charge to earnings of approximately $4,350,000 and will increase property and equipment approximately $2,650,000. The settlement will be reflected in the Partnership's third quarter. Additionally, the Partnership believes the increase in current borrowing base from $4,250,000 to $8,500,000 to be adequate to fund the $7.0 million due at the settlement closing and any known scheduled capital expenditures.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

Item 1.    Legal Proceedings:  See Notes to Condensed Financial Statements.
Item 5.    Other Information: None.

Item 6.    Exhibits and Reports on Form 8-K:
        a) Exhibit 27 -  Financial Data Schedule
        b) Reports on Form 8-K - None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date:  August 13, 1996                  /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)