Form 10-Q
period 1996-09-30
DORCHESTER HUGOTON LTD
filed 1996-11-12
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1996             Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    As of October 31, 1996, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                               September 30, 1996


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of September 30, 1996 and
          December 31, 1995 (Unaudited)

          Condensed Statements of Earnings for the Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited)

          Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

          Notes to Condensed Financial Statements (Unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                    September 30, 1996 and December 31, 1995
                            (In Thousands of Dollars)

                                                           Sept. 30,    Dec. 31,
                                                              1996       1995
                                                           --------     --------
                             ASSETS

Current Assets:
    Cash and temporary cash investments ..............      $    62     $   183
    Investments - available for sale .................        2,248       2,190
    Accounts receivable, net .........................        1,395       3,197
    Prepaid expenses and other current assets ........          141         136
                                                            -------     -------
      Total Current Assets ...........................        3,846       5,706
Net Property and Equipment ...........................       16,840      13,895
                                                            -------     --------
Total Assets .........................................      $20,686     $19,601
                                                            =======     =======


              LIABILITIES AND PARTNERSHIP CAPITAL

Current Liabilities:
    Accounts payable and other current liabilities ...      $   503     $ 1,001
    Production and property taxes payable ............          681         231
    Royalties and production payment payable .........          686         297
    Distributions payable to Unitholders .............        1,848       1,848
                                                            -------     -------
      Total Current Liabilities ......................        3,718       3,377
Long-term debt .......................................        3,744       1,725
                                                            -------     -------
      Total Liabilities ..............................        7,462       5,102
Commitments and Contingencies (Note 2) ...............          -           -
Partnership Capital ..................................       13,224      14,499
                                                            -------     -------
Total Liabilities and Partnership Capital ............      $20,686     $19,601
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                         CONDENSED STATEMENT OF EARNINGS
                                   (Unaudited)

         For the Three and Nine Months Ended September 30, 1996 and 1995
                            (In Thousands of Dollars)




                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                        1996       1995       1996       1995
                                       -------    -------    -------    -------

Net Operating Revenues .............   $ 2,388    $ 2,909    $11,756    $ 9,194
                                       -------    -------    -------    -------
Costs and Expenses:
    Operating, including prod. taxes     1,024        706      2,659      2,303
    Depletion, depreciation & amort.       363        326      1,096      1,021
    General and administrative .....       141        167        416        443
    Management fees ................        86         89        298        277
    Interest .......................        62         35        105        105
    Litigation settlement ..........     3,036         -       3,036         -
    Other income, net ..............       (14)       (22)       (72)       (66)
                                       -------    -------    -------    -------
Total Costs and Expenses ...........     4,698      1,301      7,538      4,083
                                       -------    -------    -------    -------
Net Earnings (Loss).................   $(2,310)   $ 1,608    $ 4,218    $ 5,111
                                       =======    =======    =======    =======
Net Earnings (Loss)
 per Unit (in dollars)                 $ (0.21)   $  0.15    $  0.39    $  0.47
                                       =======    =======    =======    =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995
                            (In Thousands of Dollars)




                                                            1996         1995
                                                           -------      -------

Cash Flows Provided by Operating Activities ..........     $ 7,442      $ 6,777
                                                           -------      -------
Cash Flows Used in Investing Activities:
    Purchases of prop. & equipment, net of retirements      (4,063)        (646)
    Cash received on sale of other prop. & equipment..          16           18
                                                           -------      -------
Cash Flows Used in Investing Activities ..............      (4,047)        (628)
                                                           -------      -------
Cash Flows Used in Financing Activities:
    Distributions paid to Unitholders ................      (5,535)      (5,553)
    Additions to long-term debt ......................      10,566        5,775
    Reductions of long-term debt .....................      (8,547)      (6,100)
    Other ............................................           0         (123)
                                                           -------      -------
Cash Flows Used in Financing Activities ..............      (3,516)      (6,001)
                                                           -------      -------

Increase (Decrease) in Cash and Temp. Cash Investments        (121)         148
Cash and Temporary Cash Investments at January 1, ....         183            0
                                                           -------      -------
Cash and Temporary Cash Investments at September 30, .     $    62      $   148
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed financial statements reflect all adjustments (consisting only of normal and recurring adjustments except for certain adjustments related to the litigation settlement discussed in Note 2) which are, in the opinion of management, necessary for a fair presentation of Dorchester Hugoton, Ltd.'s (the "Partnership's") financial position and operating results for the interim periods. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The weighted average number of Units outstanding for each of the periods was 10,744,380.

2. On August 14, 1996 the Partnership paid Parker & Parsley Petroleum Company entities (successor to Damson Oil Corporation and Dorchester Master Limited Partnership - collectively referred to as "P&P" or as "Parker & Parsley") $7.0 million in settlement of all outstanding litigation. Some of the numerous issues resolved by this settlement include the withdrawal by P&P of its claims of gas processing rights to the Partnership's Oklahoma gas production, its rights to participate in any Oklahoma gas wells, and its claims for unpaid production payment amounts. The Partnership will, prospectively only, pay P&P any production payment (overriding royalty interest) amount that may be due as set forth in a 1986 amended agreement. The first production payment to be paid in 1997 is estimated to be $800,000, of which $471,000 is accrued through September 30, 1996. The production payment calculation is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes. The Partnership also agreed to exchange with P&P its interests in fourteen non-operated Kansas wells for P&P's interests in eighteen Kansas wells which the Partnership presently operates. Consequently, the Partnership increased its working interest ownership from 80% to 100% in each of these eighteen wells. In addition, the settlement confirmed the Partnership's ownership of the gas gathering pipelines that deliver gas from the Partnership's Oklahoma wells to its gas compressor facilities. The settlement resulted in an earnings charge of approximately $4,246,000, a reduction of liabilities of $200,000 and an increase in natural gas properties of $3,025,000 as reflected in the Partnership's 1996 third quarter financial statements. Additionally, as a result of the settlement, the Partnership incurred approximately $407,000 in costs during the third quarter of 1996 which are primarily made up of mineral lease royalties, Oklahoma production taxes, and legal fees related to the settlement. The primary portion of these charges are included in the Partnership's income statement as follows: $1,710,000 offset to net operating revenues, $121,000 offset to operating expenses, and $3,036,000 to litigation settlement expenses. ALL OF THE OUTSTANDING LITIGATION WITH P&P, AS WELL AS ANY RELATED JUDGMENTS, THAT ARE DESCRIBED IN THE PARTNERSHIP'S 1995 FORM 10-K AND PREVIOUS 1996 FORMS 10-Q HAS BEEN OR WILL BE DISMISSED. In addition, each party is responsible for its own legal costs.

3. The third quarter of 1996's operating expenses also include a charge of $387,000 for Kansas tax reimbursements (plus related interest through September 30, 1996) received by the Partnership during the years 1983 to 1987. This charge results from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory Commission. The Partnership, as well as numerous other parties, may pursue further judicial review or regulatory relief with respect to this matter.

4. On July 19, 1994 the Partnership entered into a $15,000,000 unsecured revolving credit facility (the "Agreement") with Bank One, Texas, N.A. Effective August 12, 1996, the Agreement was restated to increase the borrowing base from $4,250,000 to $8,500,000. The Agreement will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base as most recently determined by Bank One, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8.25% on November 5, 1996. All amounts borrowed under this facility will become due and payable on July 31, 1999. As of November 5, 1996, letters of credit totaling $267,000 were issued under the credit facility and the amount borrowed was $5,000,000. The weighted average amount borrowed under the credit facility was approximately $2,600,000 during the third quarter of 1996.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As discussed in Note 2 to the Partnership's Condensed Financial Statements, all of the Partnership's outstanding litigation, claims, and counterclaims with Parker & Parsley Petroleum Company entities have been settled. In connection with the settlement, the Partnership paid Parker & Parsley $7.0 million at the settlement closing on August 14, 1996 and will prospectively pay a production payment which is expected to be $800,000 in 1997. The settlement resulted in an increase in natural gas properties of approximately $3,025,000, a decrease in liabilities of approximately $200,000, and a charge to earnings of approximately $4,246,000, which are included in the Partnership's 1996 third quarter financial statements. As a direct result of the settlement, additional charges of approximately $407,000 were incurred for various costs including mineral lease royalties, Oklahoma production taxes, and legal fees during the third quarter of 1996. Third quarter 1996 net operating revenues of $2,388,000 have been reduced by approximately $1,710,000 resulting from such litigation settlement. Operating costs have also been reduced by approximately $121,000 resulting from the litigation settlement. The litigation settlement expense of $3,036,000 is the major portion of the remaining costs of settlement. The settlement, combined with the Partnership's provision for a possible refund of approximately $387,000 (which includes related interest through September 30, 1996) of Kansas ad valorem taxes (see Note 3 to the Condensed Financial Statements), resulted in the third quarter loss of $2,310,000 or $0.21 per unit. Absent the settlement and the Kansas ad valorem tax provision, the Partnership's earnings for the quarter would have been approximately $2,730,000 or $0.25 per unit. Generally, it is expected that for income tax purposes, the settlement will tend to offset higher revenues resulting from higher gas prices during 1996.

Net cash flows from operating activities during the three and nine months ended September 30, 1996 were ($1,222,000) and $7,442,000, respectively, compared to $1,237,000 and $6,777,000 for the same periods of 1995. Absent the settlement, net cash flows during the three and nine months ended September 30, 1996 were $3,133,000 and $11,797,000, respectively. Operating cash flows were positively impacted in both the three month and the nine month periods ended September 30, 1996 by natural gas market prices which were significantly higher compared to the same periods last year.

The Partnership's settlement with P&P removes any uncertainties regarding the status of its natural gas properties, its ability to transport its Oklahoma gas to market, as well as its ability to obtain a market responsive price for all of its natural gas. Consequently, the Partnership has canceled its previously announced plans to build a new pipeline gathering system in Oklahoma. Through September 30, 1996, approximately $707,000 in capital expenditures were made by the Partnership for electronic meters, meter houses, and certain rights-of-way necessary to construct the new pipeline. These expenditures include the cost of installing the new metering facilities on the existing pipeline system serving the Partnership's wells.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $8,500,000. Please see Note 4 to the financial statements for additional information. As of November 5, 1996, letters of credit totaling $267,000 were issued under the credit facility and the amount borrowed was $5,000,000. The Partnership's cash position was zero on January 1, 1995 as a result of cash management practices which minimize borrowings. The weighted average amount borrowed under the credit facility was approximately $2,600,000 during the third quarter of 1996 compared to approximately $260,000 for the previous quarter of 1996. The current amount borrowed is primarily due to the Partnership's need for additional cash to fund the litigation settlement discussed above.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Partnership's portion of gas sales volumes (in MMCF) and weighted average BTU adjusted sales prices per MCF were as follows:

                                    Three Months Ended         Nine Months Ended
                               ----------------------------    -----------------
                                 September 30,                   September 30,
                               ----------------     June 30    -----------------
                                1996       1995       1996       1996      1995
Sales Volumes:                 -----      -----      -----      -----     -----
   Oklahoma .............      1,416      1,594      1,578      4,717     4,719
   Kansas ...............        526        505        564      1,696     1,586
                               -----      -----      -----      -----     -----
Total ...................      1,942      2,099      2,142      6,413     6,305
                               =====      =====      =====      =====     =====
Weighted Average BTU Adjusted Sales Prices:
   Oklahoma ...............    $2.10      $1.38      $2.19      $2.10     $1.46
   Kansas .................     2.08       1.32       2.11       2.04      1.40
Overall Weighted Average.      $2.09      $1.36      $2.16      $2.08     $1.44


Oklahoma natural gas sales volumes were lower during the third quarter compared to the second quarter of 1996 due to routine annual state well tests. Also, Oklahoma third quarter sales volumes were lower than 1995 third quarter volumes although nine month volumes were essentially unchanged from 1995 to 1996. Kansas natural gas sales volumes were lower during the third quarter compared to the second quarter of 1996 as a result of beginning annual state well testing and slightly higher compared to the third quarter of 1995. Neither the volumes or prices stated above have been adjusted for litigation settlement other than the exchange of Kansas properties effective September 1, 1996. Consideration of the current production payment would reduce Oklahoma volumes approximately 5%.

The Partnership is pleased to have resolved its litigation with P&P and looks forward to reducing debt during the near term and then emphasizing the previously announced unit repurchase program. The increase in current borrowing base from $4,250,000 to $8,500,000 was needed to complete funding of the litigation settlement payment and remains adequate to fund current anticipated capital expenditures. Presently, the Partnership is drilling and completing one replacement well in Oklahoma and one infill development well in Kansas. The maximum amount borrowed during 1996 has been $5,800,000.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

     Item 1. Legal  Proceedings:  See Notes to Condensed  Financial  Statements.

     Item 5. Other Information: Mr. W. Randall Blank was re-appointed to the Partnership's Advisory Committee for a two year term. Mr. Rawles Fulgham, initially appointed for a two year term, will be eligible for re-appointment to the Advisory Committee in 1997.

     Item 6. Exhibits  and  Reports  on Form 8-K:
         a)  Exhibit  27 -  Financial  Data Schedule
         b) Reports on Form 8-K - On August 14, 1996 the Partnership announced that it had closed with Parker & Parsley Petroleum Company Entities the previously announced settlement agreement resolving all out-standing litigation.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date:  November 11, 1996               /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)