Form 10-K405
period 1996-12-31
DORCHESTER HUGOTON LTD
filed 1997-02-19
CIK 703814

                               1996 ANNUAL REPORT

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-10697

               [DORCHESTER LOGO]  DORCHESTER HUGOTON, LTD.
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

                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.      YES [X]     NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING SECURITIES HELD BY NON-AFFILIATES OF THE REGISTRANT ON JANUARY 1, 1997 WAS $139,549,000.

     AS OF FEBRUARY 1, 1997, THERE WERE OUTSTANDING DEPOSITARY RECEIPTS FOR 10,744,380 UNITS OF LIMITED PARTNERSHIP INTEREST IN DORCHESTER HUGOTON, LTD.

     Documents Incorporated by Reference:  None

================================================================================

                             CROSS REFERENCE SHEET

                       FORM 10-K ITEM
                     NUMBER AND CAPTION                                  CAPTION IN FORM 10-K
                     ------------------                                  --------------------
PART I:
 1. Business................................................    Business and Properties of the
                                                                  Partnership
 2. Properties..............................................    Business and Properties of the
                                                                  Partnership
 3. Legal Proceedings.......................................    Financial Information
 4. Submission of Matters to a Vote of Security Holders.....    None

PART II:
 5. Market for Registrant's Common Equity
    and Related Stockholder Matters.........................    Depositary Receipts and the
                                                                  Depositary Agreement
 6. Selected Financial Data.................................    Selected Financial Data
 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................    Management's Discussion and
                                                                  Analysis of Financial Condition and
                                                                  Results of Operations
 8. Financial Statements and Supplementary Data.............    Financial Information
 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.....................    None

PART III:
10. Directors and Executive Officers of the Registrant......    The Partnership
11. Executive Compensation..................................    The Partnership
12. Security Ownership of Certain Beneficial
    Owners and Management...................................    Principal Holders
13. Certain Relationships and Related Transactions..........    The Partnership

PART IV:
14. Exhibits and Reports on Form 8-K........................    Financial Information

                   BUSINESS AND PROPERTIES OF THE PARTNERSHIP

     Dorchester Hugoton, Ltd. (the "Partnership") has its principal place of business at 9696 Skillman Street, Suite 320-LB42, Dallas, Texas 75243-8200 (telephone (214) 340-3443) with field offices in Hooker, Oklahoma and Amarillo, Texas and employed fifteen full time permanent employees (not including General Partners) as of January 1, 1997. The Partnership was formed on June 16, 1982 as a Texas limited partnership pursuant to a Certificate and Agreement of Limited Partnership (as amended, the "Partnership Agreement"), by Dorchester Gas Corporation ("DGC") which contributed to the Partnership working interests in certain natural gas properties in Kansas and Oklahoma. Depositary receipts ("Depositary Receipts") for units of limited partnership interest ("Units") were distributed on August 20, 1982 to DGC stockholders of record as of July 2, 1982 in the form of a taxable property dividend on the basis of one Unit for each ten shares of DGC common stock held. Neither DGC nor the Partnership received any proceeds from the distribution of the Units and cash payments were made in lieu of distributing fractional Units.

     The Partnership's principal operating assets consist of working interests and support facilities for properties that produce natural gas from the Hugoton gas field in Kansas and Oklahoma. The Hugoton field is considered one of the most prolific gas fields in the United States. All of the Partnership's current working interest wells (except for infill wells in Kansas and replacement wells in Oklahoma) were drilled and have been producing since prior to 1954.

OKLAHOMA PROPERTIES

     The Partnership's Oklahoma working interests include 128 natural gas wells (115.7 net wells) producing from the Guymon-Hugoton field on 80,501 gross developed acres (74,501 net acres). It currently operates and owns interests in 117 wells in Oklahoma, of which the Partnership has a 100% working interest in 109 wells, working interests ranging from 50% to 88% in 5 wells and liquefiable hydrocarbons interests only in the remaining 3 wells. The Partnership also has working interests ranging from 25% to 50% per well in an 11 well group operated by unaffiliated third parties.

     Of the Partnership's 128 gas wells, 124 are delivered through a 131 mile gas pipeline gathering system to the Partnership's Oklahoma gas compressor station. Beginning November 1, 1994, the Partnership's new 5400 horsepower gas compression and dehydration facility became operational and gas was delivered direct (without processing) to Panhandle Eastern Pipe Line Company ("PEPL"). Numerous other transmission pipelines are also nearby. The total cost of these facilities was $6.0 million which included offices and warehouse storage for both field and compressor operations. The Partnership's portion of gas sales averaged 17.1 million cubic feet per day ("MMCFD") during 1996. Centana Energy or Williams Energy Services Company (formerly Williams Gas Marketing Company) have purchased the Partnership's gas since November 1, 1994 generally at prices slightly greater than an index price reflective of the spot market price in the area.

     Following Federal Energy Regulatory Commission approval, the Partnership began delivery of gas from its Oklahoma compression facilities to Williams Gas Processing -- Mid Continent Region Co., a subsidiary of the Williams Companies, Inc. during December 1996. Williams Field Services Company subsequently processes the gas at its newly constructed plant near Baker, Oklahoma and returns the gas as directed by the Partnership to the available transmission pipelines at the plant outlet which include Williams Natural Gas Company, PEPL, and Natural Gas Pipeline Company of America ("NGPL"). The gas returned to the Partnership for subsequent sale is of improved quality, including having the contaminant nitrogen removed.

     Prior to January 1, 1993, the Partnership's Oklahoma natural gas production was sold at less than $.50/MMBtu under the 1946 Gas Purchase Contract, as amended, (the "Contract") to NGPL. In early December, 1992, the Partnership settled litigation against NGPL and amended the Contract. The amended Contract provided that NGPL would pay for the residue gas from the Partnership's Oklahoma properties at an indexed market price. Gas was sold under the amended contract until termination by NGPL effective May 1, 1994. The Partnership's Oklahoma gas was also subject to a

June 16, 1982 Gas Processing Agreement (the "Agreement") between the Partnership and a Parker & Parsley Petroleum Company subsidiary or affiliate (the successor to Damson Oil Corporation & affiliates -- collectively referred to as "P&P"). As a result, the Partnership's Oklahoma gas production was processed in P&P's Hooker, Oklahoma gas processing plant where natural gas liquids were extracted and the remaining gas ("residue gas") was delivered and sold to NGPL at the plant outlet. The extraction of natural gas liquids requires the consumption of some gas as fuel and the extraction itself shrinks the gas production in both volume and heating value (referred to as "fuel and shrinkage"). The Agreement provided, among other things, that P&P operate gas gathering pipelines, that P&P retain the natural gas liquids extracted, and that the Partnership would receive for fuel and shrinkage incurred the value of the gas produced at the wellhead (including severance taxes) less amounts received for residue gas sales to NGPL. From January 1, 1993 to May 1, 1994, P&P paid for this fuel and shrinkage at a disputed value of under $.20/MCF. The Agreement terminated upon termination of the Partnership's Contract with NGPL on May 1, 1994. ALL LITIGATION INVOLVING FUEL AND SHRINKAGE AND OTHER ISSUES WAS SETTLED AUGUST 14, 1996 -- SEE NOTE 3 TO FINANCIAL STATEMENTS.

     Wells in the Guymon-Hugoton field are drilled into a 150 feet thick geological formation commonly called the Chase Group. An average Partnership well will encounter the top of the Chase Group approximately 2,700 feet below the surface. This formation typically consists of non-productive shale rock layers that separate the productive zones commonly called Herington, Krider, Winfield and the deeper Fort Riley. At the time of drilling the Partnership's wells (primarily during the late 1940's), the Fort Riley zone was considered to contain salt water rather than natural gas and was frequently not penetrated. Based on current information, the Fort Riley structure for the most part appears to be full of water.

     However, the Partnership believes that it is possible that some of the Partnership acreage contains Fort Riley zones that are high enough structurally to avoid excessive water saturation and be gas productive. It is commonly believed that the shale layers have prevented "crossflow" or gas migration between the Chase Group productive zones. For example, it is believed that gas in the Fort Riley has not flowed upward to the Winfield. However, it is not known to what extent, if any, gas from the Fort Riley has migrated laterally over the 50+ years. If the Fort Riley zone does not contain salt water and is found to have not migrated, additional reserves are possible. The Partnership's existing wells are mechanically not capable of being deepened. Consequently, to explore for additional reserves will require drilling a well and isolating the Fort Riley zone for testing.

     As previously stated in various Partnership Annual Reports on Form 10-K, the Partnership has always considered such additional zones as possibly productive but best characterized as "exploratory." Consequently, considering the numerous unknown factors such as possible salt water and possible previous migration of the Fort Riley, THE PARTNERSHIP URGES CAUTION IN PREDICTING THE OUTCOME OF SUCH EXPLORATION.

     At present, the Partnership is updating geological work and making preparations to drill and test the Fort Riley zone by using a "replacement well." Such a well would replace the existing well on the 640 acre unit. Provided the Fort Riley zone appears to not be depleted and not saturated with water, the replacement well would be designed to isolate in the well bore the Fort Riley zone from other zones and commingle the gas at the wellhead on the surface of the ground. Such separation of the zones will prevent the Fort Riley, if productive, from simply flowing up the well bore into the lower pressured, productive zones of the Chase Group. Should the Fort Riley be non-productive or depleted, the other zones of the replacement well will either be completed or the replacement well will be plugged and the old well reopened.

     It has not yet been determined when the Partnership will seek state regulatory permission to drill and test the Fort Riley. Also, it is not known at this time how many wells should be attempted to evaluate the potential of the Fort Riley formation.

     The Partnership also has minor royalty interests in various producing natural gas wells.

KANSAS PROPERTIES

     The Partnership currently operates and owns 100% of the working interest in 19 natural gas wells producing from the Kansas Hugoton field on 7,035 gross developed acres. The natural gas from these operated wells is currently delivered through a 20 mile gas gathering pipeline and compression facility owned by the Partnership and is sold in the field at spot market prices. The Partnership's portion of gas sales averaged 6.0 MMCFD during 1996.

     During 1986, the Kansas Corporation Commission ("KCC") issued an order authorizing infill drilling on 320 acre spacing. Previously, each gas well required 640 acres. The Partnership drilled and completed on its operated properties eight producers through 1990; one in 1995, and one in 1996. One infill well was plugged in 1992 and another in 1993 for economic reasons. The Partnership currently has available only one previously undrilled unit for an additional infill well. The Partnership also participated in infill drilling on non-operated properties in which the Partnership no longer has an interest (see
Note 3 to Financial Statements).

     The Partnership also has minor overriding royalty interests in producing natural gas wells in Kansas.

NATURAL GAS RESERVES AND OTHER FINANCIAL DATA

     Information with respect to the Partnership's natural gas reserves and other financial data is presented in Note 4 to the Financial Statements included elsewhere herein.

PARTNERSHIP OPERATIONS

     The Partnership has operated most of its properties since July 1, 1984. Historically the cash necessary to pay the costs and expenses of operating the Partnership and its properties, including debt service, has been provided by the cash flow from the Partnership's producing properties. To the extent that Partnership operations, including any future development of its properties, require cash in excess of the Partnership's cash flow, the Partnership has secured a financing commitment from a bank. See Note 2 to the Financial Statements for a discussion regarding current bank borrowings.

REGULATION AND PRICES

     The sale of natural gas has been subject to regulation by federal authorities, specifically by the Federal Energy Regulatory Commission (also referred to as the "FERC"), and production of natural gas is regulated by various state agencies or authorities. The Partnership's operations are also affected by various statutory controls or obligations and, in varying degrees, by political developments and federal and state laws and regulations. Natural gas production is affected by changing federal and state tax and other laws which are specifically applicable to the oil and gas industry, by constantly changing federal and state administrative regulations as well as possible interruption or termination by government authorities due to ecological and other considerations, etc. Allowable gas production rates have been, and should continue to be, subject to conservation and environmental laws and regulations.

     Both Kansas and Oklahoma regulate the amount of natural gas that can be produced by assigning to each well or proration unit a monthly allowable rate of production. The Partnership's allowable quantity of natural gas which may be produced from its Kansas properties is regulated by the KCC. These allowables increased April 1, 1994 primarily as a result of basic rule changes by the KCC. Recent field wide state tests for the past two years show a higher than normal decrease in the gas reservoir pressure of nearly all producers in our area of the Kansas Hugoton field. Generally, the allowables for the Partnership's Kansas wells began a slight trend downward in the last half of 1996. However, allowables can change with market demand and production rates.

     In 1995 Oklahoma reduced its statewide gas proration regulation, but retained these regulations for the Guymon-Hugoton field. At present there are a few producers in the Guymon-Hugoton field seeking to revise the 1995 Oklahoma law in order to eliminate Guymon-Hugoton gas proration rules.

The retention of gas proration field rules to regulate production is supported by the Partnership along with several other producers. The Partnership believes such field rules are proven conservation measures and necessary to protect correlative rights and prevent waste. Kansas and Oklahoma also specifically regulate the drilling of new or replacement oil and gas wells, the spacing of wells, the prevention of waste of natural gas resources, environmental protection and various other matters.

     At present, the Guymon-Hugoton field is restricted by state conservation regulations to a maximum of one well for each 640 acres (subject to minor variances). Including the Partnership's 128 wells, there are 1,359 currently producing gas wells in the Guymon-Hugoton Field owned by both independent producers and major oil and gas companies. Currently, a few producers and numerous other interested parties in the area are actively seeking either regulatory or legislative changes to enable "increased density drilling" similar to Kansas infill drilling on 320 acre spacing. At present, several producers in the field are actively opposing such infill drilling. The difference in beliefs appears to rest in whether such infill drilling results in increased reserves. In 1989 the Oklahoma Corporation Commission concluded hearings on infill drilling and determined the present density of one well per 640 acres was adequate to drain the 640 acres. Numerous studies of the Kansas infill drilling results have concluded that no new reserves were developed by infill drilling. This conclusion is consistent with the Partnership's experience in Kansas.

     A change or elimination in the existing Guymon-Hugoton field rules could result in a large number of wells being drilled that are not needed to produce the same gas that is being produced by the existing wells. The Partnership believes it is not usually economically justifiable to drill a second well on 640 acres in Oklahoma just to produce the same gas as the original well, only faster.

     With the enactment of the Natural Gas Wellhead Decontrol Act of 1989, FERC natural gas price controls were eliminated on January 1, 1993. Subsequently, the pricing of all the Partnership's gas sales, both in Kansas and Oklahoma, is primarily determined by supply and demand in the marketplace. This price can fluctuate considerably. Since January 1996, the lowest price was $1.57/MMBTU in September, 1996 and the highest was $4.095/MMBTU in January 1997. The Partnership anticipates continued fluctuations in marketplace pricing.

     The Partnership's 1996 gas sales were generally sold based upon slight premiums above an index reflective of the market price of gas in the Oklahoma -- Kansas area. Effective March 1, 1996 the Partnership's Kansas gas was committed based on market prices to NorAm Energy Services, Inc. for one year. In 1996 the Partnership's Oklahoma gas was sold on month to month agreements to Williams Energy Services Company ("WESCO").

     The FERC is currently allowing regulated transmission pipelines to transfer or sell portions of their system classified or reclassified by the FERC as gas gathering pipelines to non-regulated entities or affiliates. Most of the Partnership's Oklahoma gas was not affected by any such sale or transfer and the Partnership believes the effect in Kansas to be minimal since only one of the two transmission pipelines to which the Partnership delivered gas became a non-regulated gathering pipeline. Although the Partnership negotiated a March 1, 1996 agreement with Anadarko Gathering Company to provide gas transportation and mainline compression previously provided by a regulated transmission pipeline, such agreement has not been employed and the Partnership's gas from the 19 Kansas wells was delivered directly to a transmission pipeline. On May 1, 1996 the Partnership also negotiated a four year gas sales agreement with WFS Gas Resources Company (now WESCO) providing for gathering, compression, and sale of gas at market prices for four wells (three in which the Partnership has a minimal interest) that are not connected to the Partnership's Oklahoma gas gathering pipeline and compression facilities. This sales agreement replaced the previously regulated gathering and compression services provided by Williams Natural Gas Company.

COMPETITION

     The energy industry in which the Partnership competes is subject to intense competition among a large number of companies, both larger and smaller than the Partnership, many of which have financial and other resources greater than the Partnership. All present natural gas production in Oklahoma is sold under month to month contracts and Kansas is sold on an annual contract. All sales have generally been based upon a price slightly higher than an index price reflective of the spot market price in the area. See
Note 1 to the Financial Statements for a discussion regarding material customers.

ENVIRONMENTAL LAWS AND REGULATIONS

     The costs associated with the Partnership's compliance with environmental laws and regulations has not had, and is not anticipated to have, a material effect on its capital expenditures, earnings or competitive position. The Partnership's gas production contains minimal contaminants other than nitrogen which is inert and non-toxic. The Partnership's quarterly air emission tests at its Oklahoma compression facility continue to comply with the Oklahoma Department of Environmental Quality's air quality regulations. The Kansas Department of Health and Environment ("KDHE") has advised the Partnership that a permit was not required for the 1995 modifications to its Kansas compression facility. In addition, one Kansas well underwent KDHE regulated non-hazardous soil removal and disposal to remedy minor mercury contamination during 1996 at minimal cost. No other Kansas well site required remedial attention.

                DEPOSITARY RECEIPTS AND THE DEPOSITARY AGREEMENT

     Immediately subsequent to its formation, all of the Partnership Units were deposited with an authorized depository (effective August 21, 1995, American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005, the "Depositary"), to be held in accordance with the Depositary Agreement. The Depositary maintains an account with respect to the Units deposited for which it has issued Depositary Receipts. Holders of Depositary Receipts (also referred to as "Unitholders") may transfer, combine or subdivide them at any office of the Depositary designated for such purpose. Unitholders may also surrender them to the Depositary and, upon submission of such documents as the General Partners may require, reclaim deposited Units. However, the Units will not be readily transferable and any redeposit of Units against newly issued Depositary Receipts will require 60 days advance written notice and is subject to certain other conditions.

     Since its formation the Partnership has split its Units twice. The first split was a three-for-one (3-for-1) split of its Units effective October 15, 1987 and the second such split was a two-for-one (2-for-1) split effective July 26, 1989. Additional Units were distributed to Unitholders of record in October, 1987 and August, 1989, respectively. These non-taxable splits were made to enhance the tradability of the Depositary Receipts evidencing the Units and increased to 10,744,380 the number of Units presently outstanding. All per-Unit information has been retroactively adjusted to give effect to these non-taxable splits.

     On May 7, 1996 the Partnership announced a program to purchase from time to time up to 500,000 of the Partnership's Units. Such purchases may be made on the open market, in private transactions, or otherwise. Purchases from the General Partners are excluded from the repurchase program. All Units repurchased under the program shall be retired resulting in a decrease in both Units issued and Units outstanding. No Units will be held as "Treasury Units". There is no assurance or obligation that the repurchase program will result in any purchase of Units. The Partnership believes the repurchase program is a way to enhance the value to our long-term investors by increasing a Unitholder's equity ownership in natural gas producing properties rather than attempting alternatives such as acquisition or exploration programs. To date, no Units have been purchased by the Partnership.

     The Depositary Receipts have been traded on the Nasdaq Stock Market under the symbol "DHULZ" since August 26, 1982. The quoted market prices and reported trading volumes for 1996 and 1995 were as follows:

                                             1996                        1995
                                   -------------------------    -----------------------
                                   LOW     HIGH      VOLUME     LOW     HIGH    VOLUME
                                   ---     ----      -------    ---     ----    -------
First Quarter....................   10 3/4  13 1/2   482,000     11 1/2  12 1/4 224,000
Second Quarter...................   12 1/2  15       415,000     10 7/8  12 1/4 522,000
Third Quarter....................   13 1/4  16       258,000     10      12 1/2 447,000
Fourth Quarter...................   14 1/2  15 1/2   330,000     10 3/4  13     352,000

     As of January 1, 1997, there were approximately 4,200 Unitholders.

     During 1993 the National Association of Securities Dealers, Inc. (the "NASD") adopted new governance rules for limited partnerships traded on the Nasdaq Stock Market. In compliance with these rules, the Partnership established in 1995 an Advisory Committee consisting of two independent advisors to function as the Partnership's audit committee and to review and approve any transactions between the Partnership and its General Partners, including any compensation and benefits paid to the General Partners by the Partnership. The Partnership Agreement was amended accordingly.

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

     Distributions per Unit have been as follows:

                                                         YEAR ENDED DECEMBER 31,
       QUARTER         1982   1983    1984    1985/86   1987    1988    1989/90/91   1992    1993    1994    1995    1996
       -------         ----   -----   -----   -------   -----   -----   ----------   -----   -----   -----   -----   -----
First................   N/A   $ .02   $ .01    $ .01    $ .02   $ .03     $ .05      $ .05   $ .12   $ .17   $ .17   $ .17
Second...............   N/A     .01     .01      .01      .02     .04       .05        .05     .15     .17     .17     .17
Third................  $.01     .01     .01      .01      .03     .04       .05        .05     .17     .17     .17     .17
Fourth...............   .02     .01     .01      .02      .03     .04       .05        .08     .17     .17     .17     .17
                       ----   -----   -----    -----    -----   -----     -----      -----   -----   -----   -----   -----
Total................  $.03   $ .05   $ .04    $ .05    $ .10   $ .15     $ .20      $ .23   $ .61   $ .68   $ .68   $ .68
                       ====   =====   =====    =====    =====   =====     =====      =====   =====   =====   =====   =====

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

     Hugoton Nominee, Inc., a Texas nominee corporation ("Nominee"), was formed in August 1982 on behalf of the Partnership and has agreed to act as the Limited Partner of record for those Unitholders of record who do not become Substituted Limited Partners. If Nominee receives notice of any action requiring the vote of Limited Partners, it will provide or cause to be provided such notice to the Unitholders of record representing Units for which Nominee is acting as the Limited Partner of record and inform those holders of their rights to become Substituted Limited Partners. The Partnership is required to reimburse Nominee for all expenses incurred in such capacity ($343 for 1996 and $408 for 1995) and shall indemnify it against certain liabilities incurred by Nominee in such capacity. Nominee may at any time resign or be removed by the Partnership, and a successor appointed.

     The following summary is subject to the detailed provisions of the Depositary Agreement and is qualified by reference to the Depositary Agreement, copies of which are available at the Partnership's office and the Depositary.

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

                               PRINCIPAL HOLDERS

     The following table sets forth certain information regarding the beneficial ownership of Units by the General Partners, their officers, and the Partnership's officer effective as of January 1, 1997 and other persons, excluding depositaries, of record on January 1, 1997 who held 5% or more of the Units.

                                                          NUMBER OF
                                                            UNITS           PERCENT OF
                                                      BENEFICIALLY OWNED    CLASS(1)(3)
                                                      ------------------    -----------
P. A. Peak, Inc., General Partner....................            --                --
Preston A. Peak, President of P.A. Peak, Inc.........     1,577,412(2)         14.68%
James E. Raley, Inc., General Partner................            --                --
James E. Raley, President of James E. Raley, Inc.....        14,434              .13%
Wood Island Associates, Inc..........................       683,590             6.36%

---------------

(1) Based on 10,744,380 Units.
(2) Includes 1,576,412 Units owned by various entities for the benefit of Mr. Peak and his family, and 1,000 Units owned by Hugoton Nominee, Inc. of which he is the President and sole Director.
(3) The Units owned by the Advisory Committee members and the non-general partner officer of the Partnership is less than 1% of the total Units outstanding at December 31, 1996.

                                THE PARTNERSHIP

     The following summary contains certain provisions of the Partnership Agreement. The Partnership was formed pursuant to the TRLPA to own, hold, explore, develop and operate the properties contributed to at its formation and any other properties acquired pursuant to the Partnership Agreement.

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

MANAGEMENT OF THE PARTNERSHIP

     The General Partners, who have purchased an aggregate 1% net profits interest in the Partnership, are P. A. Peak, Inc. whose sole shareholder is Preston A. Peak, age 74, Investor, and James E. Raley, Inc., whose sole shareholder is James E. Raley, age 57, Engineer. Kathleen A. Rawlings, age 39, is the Partnership's Principal Accounting Officer and Administrative Services Manager. She has been a full-time employee of the Partnership since 1983. Mr. Peak is a former member of the Board of Directors of Kaneb Services, Inc. as well as one of its subsidiaries. Mr. Raley is an independent consulting engineer.

     The Partnership established an Advisory Committee consisting of two independent advisors in August, 1995 to function as the Partnership's audit committee and to review and approve any transactions between the Partnership and its General Partners, including any compensation and benefits paid to the General Partners by the Partnership. Mr. Rawles Fulgham of Dallas, Texas and Mr.
W. Randall Blank of Houston, Texas presently serve on the Advisory Committee. Prior to his retirement, Mr. Fulgham was Executive Director of Merrill Lynch Private Capital, Inc. He presently serves as senior advisor of Merrill Lynch & Co. Inc. and a director of Dresser Industries, Inc., NCH Corporation, Global Industrial Technologies, Inc., and Banctec, Inc. Mr. Blank is Executive Vice President of Rockland Pipeline Company in Houston, Texas and also serves on the Board of Directors of the Gas Processors' Association.

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

                                                             ALL OTHER COMPENSATION
                                           ----------------------------------------------------------
                                           PRESTON A. PEAK OR    JAMES E. RALEY OR
       SUMMARY COMPENSATION TABLE           P.A. PEAK, INC.     JAMES E. RALEY, INC.
                  YEAR                      GENERAL PARTNER       GENERAL PARTNER      TOTAL FOR YEAR
                  ----                     ------------------   --------------------   --------------
1994....................................        $133,120              $139,425(a)         $272,545
1995....................................         178,468               202,278(a)         $380,746
1996....................................         132,064               283,958(a)         $416,022

---------------
(a) Includes the amount of taxable medical insurance premiums and payments of $6,305, $5,894, and $5,560 for James E. Raley in 1994, 1995, and 1996,
    respectively.

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

     The General Partners are reimbursed for all expenses incurred by them on behalf of the Partnership, including their general and administrative expenses (a total of $25,762 for 1996).

ACTIONS BY UNITHOLDERS

     A majority in interest of the Unitholders shall have the right to waive any restriction on the General Partners contained in the Partnership Agreement. The Applicable Percentage Interest of the Unitholders (effective June 16, 1988, defined as Unitholders who own 80% of all Units) shall have the right to dissolve the Partnership, to amend the Partnership Agreement, to approve or reject the sale of all or substantially all of the Partnership Property in the event that the General Partners do not approve or recommend such sale, or to remove one or all of the General Partners and elect a successor General Partner to operate and carry on the business of the Partnership, subject in each case to receipt of an opinion of counsel for the Unitholders or a ruling from the Internal Revenue Service that the taking of such action will not affect the federal income tax status of the Partnership, and subject further in the case of the removal and replacement of a General Partner, to the following:

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

     There were no meetings of the Unitholders held during 1996.

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

INHERITANCE TAXES

     Under certain circumstances, Texas inheritance tax and other laws regarding devolution, probate and administration may be applicable to property in Texas, including intangible personal property, of both resident and nonresident decedents. Insofar as the Depositary Receipts may represent or constitute an interest in property in Kansas and Oklahoma, they may be subject to devolution, probate and administrative laws, and inheritance, gift and similar taxes, under the laws of such states.

INCOME TAX TREATMENT

     Dorchester Gas Corporation received the opinion of counsel that the Partnership would be classified as a partnership and that the Unitholders would be treated as limited partners for federal income tax purposes. AS A NATURAL RESOURCES PARTNERSHIP, THE PARTNERSHIP WILL NOT BE AFFECTED BY EXISTING TAX PROVISIONS THAT WILL CAUSE CERTAIN PUBLICLY TRADED PARTNERSHIPS TO BE TAXED AS CORPORATIONS IN 1998. The Partnership itself, to the extent that it is treated for federal income tax purposes as a partnership, is not subject to any federal income taxation, but it is required to file annual partnership returns of income. Each Unitholder will be required to take into account in computing his federal income tax liability his distributive share (determined in accordance with the allocation of profits and losses set forth in the Partnership Agreement) of all items of Partnership income, gain, loss, deduction or credit for any taxable year of the Partnership ending within or with his taxable year without regard to whether such Unitholder has received or will receive any cash distributions from the Partnership. The profits and losses of the Partnership are allocated 1% to the General Partners and 99% to the Limited Partners. Therefore, the items of income, gain, loss, deduction or credit will be allocated 1% to the General Partners and 99% to the Unitholders. The Partnership is a "federally registered partnership" pursuant to the provisions of the Internal Revenue Code. As such the IRS may assess a deficiency attributable to Partnership items within four years (instead of the normal three-year period) after the Partnership return is filed. The applicable period of limitation with respect to Partnership items may be extended for all Unitholders by the General Partners.

     A Unitholder's distributive share of the taxable income or loss of the Partnership generally will be required to be included in determining his reportable income for state or local tax purposes in the jurisdiction in which he is a domicile or resident. In addition, the Partnership will conduct operations in some states, including Kansas and Oklahoma, which impose a tax on a Unitholder's share of the income derived from the activities or properties of the Partnership in that state whether or not the Unitholder is a resident or domicile of such state. Accordingly, a Unitholder may be subject to taxes in a state in which the Partnership has operations or properties in addition to the state in which the Unitholder has his residence or domicile. The Partnership initiated an agreement with the Kansas Department of Revenue removing the reporting burden for partners who are nonresidents of Kansas and satisfying any tax liability that might exist with respect to their allocable share of Partnership income attributable to Kansas for 1982 through 1996.

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

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            SELECTED FINANCIAL DATA
       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993, AND 1992

                             (DOLLARS IN THOUSANDS)

                                            1996      1995      1994      1993      1992
                                           -------   -------   -------   -------   -------
Net operating revenues..................   $17,055   $13,027   $11,624   $14,454   $ 5,038
Net earnings............................   $ 7,830   $ 7,592   $ 7,599   $ 9,687   $ 1,997
Net earnings per Unit...................       72c       70c       70c       89c       18c
Cash distributions per Unit.............       68c       68c       68c       61c       23c
Total assets at December 31.............   $22,683   $19,601   $18,861   $16,716   $12,013
Notes payable -- long term..............   $ 3,144   $ 1,725   $ 1,850        --        --
Partnership capital at December 31......   $15,389   $14,499   $13,769   $13,643   $10,653

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As announced August 2, 1996, all of the Partnership's outstanding litigation, claims, and counterclaims with Parker & Parsley Petroleum Company entities have been settled. In connection with the settlement, the Partnership paid Parker & Parsley $7 million at the settlement closing on August 14, 1996, and the Partnership will pay Parker & Parsley, prospectively only, a production payment (overriding royalty -- "ORRI") that was created in the 1986 acquisition by the Partnership of 20% of the Oklahoma wells. The amount of such annual production payment is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes. The first production payment to be paid in 1997 is estimated to be $1,035,000. Accruals for the production payment have reduced net earnings $760,000 through December 31, 1996. Additionally, the settlement resulted in a September 1, 1996 exchange of wells in Kansas by which the Partnership transferred to Parker & Parsley a non-operated interest in 14 wells and received from Parker & Parsley their interest in 18 wells operated by the Partnership. Consequently, the Partnership increased ownership from 80% to 100% of the working interest in 18 wells.

     The litigation settlement impacted the 1996 financial statements with one-time charges as follows: a $4,263,000 charge to earnings, a $200,000 reduction of liabilities, and a $3,025,000 increase in natural gas properties. These amounts represent the cash payment of $7,000,000 along with additional costs such as royalty payments and legal fees. Along with the prospective production payment previously mentioned, these adjustments represent all known significant provisions for the settlement.

     The 1996 operating expenses include a charge of $395,000 for Kansas tax reimbursements (including related interest through December 31, 1996) received by the Partnership during the years 1983 to 1987. This charge results from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory Commission. The Partnership, as well as numerous other parties, may pursue further judicial review or regulatory relief with respect to this matter.

     Earnings for 1996 after reflecting the settlement and the provision for a possible return of approximately $395,000 of Kansas ad valorem tax reimbursements, were $7,830,000 or $0.72 per unit. Absent the one-time charges in litigation settlement and the Kansas ad valorem tax provision, the Partnership's earnings would have been approximately $12,488,000 or $1.15 per unit.

     The Partnership's settlement removes any uncertainties regarding the operational status of its natural gas properties, its ability to transport its Oklahoma gas to market, as well as its ability to obtain a market responsive price for all of its natural gas. Consequently, the Partnership has canceled its previously announced plans to build a new $7 million pipeline gathering system in Oklahoma.

     Net cash flows from operating activities during 1996 including settlement expenditures were $10,291,000, compared to $9,104,000 during 1995. Operating cash flows were positively impacted in 1996 by natural gas market prices which were significantly higher compared to 1995.

     Absent one-time special charges, as in 1996, the Partnership's year to year changes in net earnings and cash flows from operating activities are principally determined by changes in either natural gas sales volumes or gas prices. Net earnings and cash flows between 1994 and 1995 were favorably impacted by increased gas sales since gas production was not reduced as during 1994 for construction of the Partnership's new Oklahoma compression facilities. Conversely, 1995 prices were 8% less than 1994 which caused a greater negative impact than a 27% increase in operating expenses resulting from start-up of the gas gathering and compression operations. Future increases in operating costs and expenses are not expected to be as significant since the personnel and equipment needed to operate its Oklahoma facilities are now in place. For example, 1996 operating expenses would have been lower than 1995 if not for the $395,000 Kansas ad valorem provision. Accounts receivable turnover has improved during 1996.

     The Partnership's new 5,400 horsepower gas compression and dehydration facility in Oklahoma, which was constructed at a cost of approximately $6 million, has continued to operate essentially trouble free since its start-up in November, 1994. Electronic measurement was installed on the Oklahoma gas gathering pipelines during 1996. Total field operation employees increased from four to the current eight during 1994. This increase in personnel is reflective of the Partnership's greater operational responsibility in both compression and gas gathering pipeline operations. Field usage consumption of natural gas at the compression and dehydration facilities is estimated to be approximately 4% of the inlet gas volume. The Partnership anticipates gradual increases in field operating costs and expenses as repairs to its 45-year-old pipelines and gas wells become more frequent. The Partnership does not anticipate significant replacement of these items at this time.

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

     The Partnership's portion of gas sales volumes (in MMCF) not reduced for Oklahoma production payment, and weighted average BTU adjusted sales prices per MCF were as follows:

                                           YEAR ENDED DECEMBER 31
                                           -----------------------
                                           1996     1995     1994
                                           -----    -----    -----
Sales Volumes:
  Oklahoma..............................   6,250    6,467    4,899
  Kansas................................   2,202    2,017    2,135
                                           -----    -----    -----
          Total.........................   8,452    8,484    7,034
                                           =====    =====    =====
Weighted Average Sales Prices:
  Oklahoma..............................   $2.24    $1.54    $1.60
  Kansas................................    2.22     1.46     1.76
  Overall weighted average..............    2.24     1.52     1.65

     Oklahoma 1996 sales volumes were slightly less than volumes in 1995 reflecting, in part, normal depletion. Oklahoma sales volumes in 1994 were significantly reduced beginning in May, 1994 and continuing through October, 1994 during which time the Partnership was limited to delivering its gas to low pressure pipelines while the Oklahoma compression facility was under construction. During 1996, the Partnership drilled and completed two replacement wells in Oklahoma.

     Kansas 1996 sales volumes were higher than 1995 volumes partly as a result of completion in January 1996 of modifications of the gas compression facilities and extension of the gas gathering pipelines. However, the Partnership and other producers in our area have experienced continued declines in Kansas gas reservoir pressures. Such pressure declines could result in future compression and/or gas gathering pipeline modifications. Prior to September 1, 1996 Kansas volumes in the above table reflect the Partnership's portion of 80% working interest in 18 wells operated by the Partnership and 32% working interest in 14 non-operated wells. After September 1, 1996, the Kansas volumes are from wells in which the Partnership owns 100% working interest. The change in working interest ownership had a negligible effect on the Partnership's portion of Kansas gas sales and reserves. During 1995 and 1996 the Partnership drilled and completed two additional infill wells in Kansas.

     Depreciation, depletion and amortization costs (collectively, "DD&A") in 1995 increased significantly compared to 1994 primarily as a result of the addition of the $6 million Oklahoma compression facility. While dependent upon a holder's original tax basis in the Partnership, as well as various other factors, the Partnership anticipates that the 1996 litigation settlement costs and increased tax depletion and depreciation deductions resulting from property additions during 1996 will tend to offset increased taxable revenues resulting from higher gas prices in 1996. Financial reporting for SEC purposes will not necessarily reflect taxable income as reported on Unitholder Form K-1s.

     The Partnership is pleased to have resolved its litigation and expects recent favorable winter gas prices to accelerate the ability to reduce debt. As discussed in Business and Properties of the Partnership -- Oklahoma Properties, the Partnership is preparing to begin evaluating the potential of the Fort Riley zone. Also, as discussed in Business and Properties of the Partnership -- Regulations and Prices, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on rules regulating gas production quantities and on infill drilling. Both infill drilling and elimination of field rules could require considerable capital expenditures. THE OUTCOME AND THE COST OF SUCH ACTIVITIES IS UNPREDICTABLE. While the Partnership has not repurchased and retired any Units to date, that program is still in place.

                             FINANCIAL INFORMATION
Financial Statements:

     Statements of Earnings for the Years Ended December 31, 1996, 1995, 1994. Balance Sheets as of December 31, 1996 and 1995.
     Statements of Changes in Partnership Capital for the Years Ended
      December 31, 1994, 1995 and 1996.
     Statements of Cash Flows for the Years Ended December 31, 1996, 1995, 1994. Notes to Financial Statements.

Exhibits:

           3.         -- Amended and Restated Certificate and Agreement of Limited Partnership, as amended*
           4.1        -- Depositary Agreement, as amended*
           4.2        -- Specimen Depositary Receipt**
           4.3        -- Nominee Agreement among the Partnership, Dorchester and Nominee**
          27.         -- Financial Data Schedule

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

** Previously filed and incorporated by reference to the respective Exhibits
   (bearing the same exhibit numbers) to the Partnership's Form 10-K for the year ended December 31, 1995.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Hugoton, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.
Dallas, Texas
February 11, 1997

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
Net operating revenues:
  Natural gas sales.........................................   $18,904     $12,903     $11,585
  Other.....................................................       173         124          39
  Production payment (ORRI).................................      (818)         --          --
  Litigation settlement adjustment..........................    (1,204)         --          --
                                                               -------     -------     -------
          Total net operating revenues......................    17,055      13,027      11,624
                                                               -------     -------     -------

Costs and expenses:
  Operating.................................................     2,423       2,218       1,747
  Production taxes..........................................     1,035         831         814
  Depreciation, depletion and amortization..................     1,548       1,362         810
  General and administrative:
     Tax and regulatory reporting...........................       167         166         137
     Depositary and transfer agent fees.....................        10          14          17
     Other..................................................       370         405         321
  Management fees...........................................       410         375         266
  Interest expense..........................................       210         144          41
  Litigation settlement expense.............................     3,039          --          --
  Other expense (income)....................................        13         (80)       (128)
                                                               -------     -------     -------
          Total costs and expenses..........................     9,225       5,435       4,025
                                                               -------     -------     -------
Net earnings................................................   $ 7,830     $ 7,592     $ 7,599
                                                               =======     =======     =======
Net earnings per Unit.......................................      72c.        70c.        70c.
                                                                  ----        ----        ----
                                                                  ----        ----        ----

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               1996       1995
                                                              -------    -------
Current assets:
  Cash and temporary cash investments.......................  $   115    $   183
  Investments -- available for sale.........................    2,646      2,190
  Accounts receivable.......................................    3,054      3,197
  Prepaid expenses and other current assets.................      103        136
                                                              -------    -------
     Total current assets...................................    5,918      5,706
                                                              -------    -------
Property and equipment -- at cost:
  Natural gas properties (full cost method).................   25,442     21,168
  Other.....................................................    1,000      1,072
                                                              -------    -------
       Total................................................   26,442     22,240
Less accumulated depreciation, depletion and amortization:
  Full cost depletion.......................................    9,375      7,916
  Other.....................................................      302        429
                                                              -------    -------
       Total................................................    9,677      8,345
                                                              -------    -------
  Net property and equipment................................   16,765     13,895
                                                              -------    -------
       Total assets.........................................  $22,683    $19,601
                                                              =======    =======

                      LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
  Accounts payable..........................................  $   296    $   776
  Current portion of long-term debt.........................       47         25
  Production and property taxes payable.....................      755        231
  Royalties payable.........................................    1,199        297
  Accrued liabilities -- other..............................       --        200
  Distributions payable to unitholders......................    1,853      1,848
                                                              -------    -------
     Total current liabilities..............................    4,150      3,377
Notes payable -- long-term..................................    3,144      1,725
                                                              -------    -------
     Total liabilities......................................    7,294      5,102
                                                              -------    -------
Commitments and contingencies (Note 3)......................       --         --
Partnership capital:
  General partners..........................................       77         68
  Unitholders...............................................   15,312     14,431
                                                              -------    -------
     Total partnership capital..............................   15,389     14,499
                                                              -------    -------
       Total liabilities and partnership capital............  $22,683    $19,601
                                                              =======    =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                              GENERAL
                                                              PARTNERS   UNITHOLDERS   TOTAL
                                                              --------   -----------   ------
Year Ended December 31, 1994:
     Balance at December 31, 1993...........................    $ 59      $13,584     $13,643
  Net earnings..............................................      76        7,523       7,599
                                                                ----      -------     -------
  Distributions:
     Cash paid on April 15, July 15 and October 14, 1994
       (17c. per Unit)......................................     (55)      (5,480)     (5,535)
     Payable on January 20, 1995 to holders of record on
       December 31, 1994 (17c. per Unit)....................     (19)      (1,826)     (1,845)
                                                                ----      -------     -------
            Total distributions.............................     (74)      (7,306)     (7,380)
                                                                ----      -------     -------
  Net unrealized holding loss on investments available for
     sale...................................................      (0)         (66)        (66)
  Other.....................................................      --          (27)        (27)
                                                                ----      -------     -------
     Balance at December 31, 1994...........................      61       13,708      13,769
                                                                ----      -------     -------
Year Ended December 31, 1995:
  Net earnings..............................................      76        7,516       7,592
                                                                ----      -------     -------
  Distributions:
     Cash paid on April 21, July 21 and October 20, 1995
       (17c. per Unit)......................................     (55)      (5,480)     (5,535)
     Payable on January 19, 1996 to holders of record on
       December 31, 1995 (17c. per Unit)....................     (19)      (1,826)     (1,845)
                                                                ----      -------     -------
            Total distributions.............................     (74)      (7,306)     (7,380)
                                                                ----      -------     -------
  Net unrealized holding gain on investments available for
     sale...................................................       5          545         550
  Other.....................................................      --          (32)        (32)
                                                                ----      -------     -------
     Balance at December 31, 1995...........................      68       14,431      14,499
                                                                ----      -------     -------
Year Ended December 31, 1996:
  Net earnings..............................................      78        7,752       7,830
                                                                ----      -------     -------
  Distributions:
     Cash paid on April 19, July 19 and October 18, 1996
       (17c. per Unit)......................................     (55)      (5,480)     (5,535)
     Payable on January 17, 1997 to holders of record on
       December 31, 1996 (17c. per Unit)....................     (19)      (1,826)     (1,845)
                                                                ----      -------     -------
            Total distributions.............................     (74)      (7,306)     (7,380)
                                                                ----      -------     -------
  Net unrealized holding gain on investments available for
     sale...................................................       5          450         455
  Other.....................................................      --          (15)        (15)
                                                                ----      -------     -------
     Balance at December 31, 1996...........................    $ 77      $15,312     $15,389
                                                                ====      =======     =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994
                             (DOLLARS IN THOUSANDS)

                                                               1996       1995      1994
                                                              -------    ------    ------
Cash flows from operating activities:
  Net earnings..............................................  $ 7,830    $7,592    $7,599
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation, depletion and amortization...............    1,548     1,362       810
     Loss on sale of property and equipment.................        7        12        26
     Other..................................................      (15)      (32)      (27)
     Changes in current assets and liabilities:
       Accounts receivable..................................      143       (56)      271
       Prepaid expenses and other current assets............       33       (49)       44
       Accounts payable, taxes and royalties payable........      945       275       127
       Other accrued liabilities............................     (200)       --      (100)
                                                              -------    ------    ------
Net cash provided by operating activities...................   10,291     9,104     8,750
                                                              -------    ------    ------
Cash flows from investing activities:
  Capital expenditures, net of retirements..................   (4,361)   (1,305)   (6,260)
  Purchase of available-for-sale securities.................       --        --        (3)
  Cash received on sale of property and equipment...........       24        29        10
                                                              -------    ------    ------
Net cash used by investing activities.......................   (4,337)   (1,276)   (6,253)
                                                              -------    ------    ------
Cash flows from financing activities:
  Proceeds from long-term borrowing.........................   13,700     9,200     1,800
  Loan payments.............................................  (12,347)   (9,325)       --
  Other.....................................................       --      (123)      123
  Distributions paid to Unitholders.........................   (7,375)   (7,397)   (7,386)
                                                              -------    ------    ------
Net cash used by financing activities.......................   (6,022)   (7,645)   (5,463)
                                                              -------    ------    ------
Increase (decrease) in cash and temporary cash
  investments...............................................      (68)      183    (2,966)
Cash and temporary cash investments at beginning of year....      183        --     2,966
                                                              -------    ------    ------
Cash and temporary cash investments at end of year..........  $   115    $  183    $   --
                                                              =======    ======    ======

Supplemental cash flow and other information:
  Interest paid (no interest was capitalized)...............  $   204    $  142    $   41
                                                              =======    ======    ======
  Distributions declared but not paid.......................  $ 1,853    $1,848    $1,865
                                                              =======    ======    ======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Formation of Partnership -- Dorchester Hugoton, Ltd. (the "Partnership") was formed June 16, 1982, by Dorchester Gas Corporation ("DGC") which conveyed to the Partnership 80 percent of its working interest in certain natural gas properties effective June 1, 1982. The properties contributed by DGC have been recorded by the Partnership at the allocated historical net cost of the properties to DGC based on the estimated relative fair value of the contributed properties to DGC's total oil and gas properties located in the United States.

     Basis of Presentation -- Per-Unit information is calculated by dividing the 99% interest owned by Unitholders by the 10,744,380 Units outstanding.

     Reclassification -- Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 and 1996 presentation.

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

     Cash and Cash Equivalents -- The Partnership's principal banking and short-term investing activities are with major financial institutions. Short term investments with a maturity of three months or less are considered to be cash equivalents and are carried at cost, which approximates market value. Cash balances in these accounts may, at times, exceed federally insured limits. The Partnership has not experienced any losses in such cash accounts or investments and does not believe it is exposed to any significant risk on cash and cash equivalents.

     Concentration of Credit Risks -- The Partnership sells its natural gas to gas purchasers in the United States and performs on-going credit evaluations of its customers, requiring major corporate guarantees or letters of credit on a regular basis. The Partnership has incurred minimal credit losses.

     Investments -- The Partnership's investments consist of 27,000 shares of Exxon Corporation common stock purchased for $1,776,450 in 1993 and are classified as available for sale. The Partnership has recognized an unrealized holding gain on the increase in value of $455,625 and $550,125 in 1996 and 1995, respectively, and an unrealized holding loss on the temporary decline in value of $66,825 in 1994. These adjustments have been treated as a separate component of the Partnership's capital. At December 31, 1996 and 1995, the carrying value of this stock, based on the quoted market price, was $2,646,000 and $2,190,375, respectively.

     Property and Equipment -- The Partnership follows the full cost method of accounting prescribed by the United States Securities and Exchange Commission under which all costs relating to the acquisition, exploration and development of natural gas properties (both productive and nonproductive) are capitalized (not to exceed discounted future net cash flows) by the country (United States) in which the costs are incurred. Natural gas properties are being depleted on the unit-of-production method using proved gas reserves. Other assets are being depreciated or amortized using straight-line methods for financial reporting purposes over estimated useful lives of 3 to 40 years.

     Gains or losses are recognized upon the disposition of natural gas properties involving a significant portion of the Partnership's reserves. Proceeds from other dispositions of natural gas properties are credited to the full cost account. No gain or loss was recognized on the exchange of properties with P&P in August, 1996.

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

     Operating Agreement -- The Partnership operates substantially all of its natural gas properties. Efforts are made to balance each working interest owner's share of production to gas marketed by increasing or decreasing the volumes of gas allocated to each working interest owner in subsequent months so that each such working interest owner shall be able to share in the actual cumulative production in proportion to its interest in the properties. The Partnership receives in-kind the Partnership's share of gas produced from 11 wells in Oklahoma (10 operated by others and 1 operated by the Partnership). At December 31, 1996, the net balance owed the Partnership is only approximately 4,000 MCF, down from 62,000 MCF and 110,000 MCF at December 31, 1995, and 1994, respectively.

     Other Agreements -- Until May 1, 1994 the Partnership's Oklahoma natural gas was sold under a 1946 Gas Purchase Contract with Natural Gas Pipeline Company of America and assigns after processing pursuant to a June 16, 1982 Gas Processing Agreement with a Parker & Parsley Petroleum Company entity. Effective May 1, 1996 the Partnership's Kansas gas was committed, based on market prices, to NorAm Energy Services for one year and also committed for processing to Enron Gas Processing Company for one year. During 1996, the Partnership's Oklahoma gas began a five year commitment to Williams Field Services Company for delivery through a processing facility. Sales of Oklahoma gas remain subject to monthly agreements. The quantity sold is determined by nominations at the processing facility outlet and imbalances with actual deliveries to Williams Field Services Company are corrected in each subsequent month. At December 31, 1996 the imbalance was 3,374 MMBtu owed by the Partnership.

     Operating Revenue -- Natural gas revenues are recognized as production and sales take place (the "sales method"). The Partnership's purchasers (including their affiliates) who accounted for more than 10% of natural gas revenues for each of the years ended December 31, 1996, 1995 and 1994 are as follows:

                                        PURCHASER   PURCHASER   PURCHASER   PURCHASER   PURCHASER
                                           "A"         "B"         "C"         "D"         "E"
                                        ---------   ---------   ---------   ---------   ---------
1996..................................     77%         19%
1995..................................     36%                     55%
1994..................................     20%                     17%         28%         18%

     The Partnership believes that the loss of any single customer would not have a material adverse effect on the results of its operations because the transmission (and gathering) pipelines connected to the Partnership's facilities are required by the Federal Energy Regulatory Commission or state regulations to provide continued equal access for shipment of natural gas. Additionally, there are numerous buyers available on each pipeline.

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

     Simplified Employee Pension Plan -- Contributions aggregating $75,493, $57,274, and $44,257, were made to eligible employees' accounts for 1996, 1995 and 1994, respectively under the Partnership's simplified employee pension plan. Employees become eligible in their third calendar year of employment. The Partnership does not have any other post-retirement benefit plans.

     Operating Leases -- The Partnership rents administrative office space under leases expiring at various dates through 2001.

     Environmental Costs -- Expenditures for environmental related activities are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

2. LOANS AND LONG-TERM DEBT

     On July 19, 1994, the Partnership entered into a $15,000,000 unsecured revolving credit facility (the "Credit Agreement") with Bank One, Texas, NA (the "Bank"). Effective August 12, 1996, the Credit Agreement was restated to increase the borrowing base from $4,250,000 to $8,500,000, which will subsequently be re-evaluated by the Bank at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility includes both cash advances and any letters of credit that the Partnership may need, with interest being charged at the Bank's base rate, which was 8.25% on December 31, 1996. All amounts borrowed under this facility become due and payable on July 31, 1999. As of December 31, 1996, a letter of credit totaling $25,000 was issued under the credit facility and the amount borrowed was $3,100,000. The Partnership is required to maintain certain minimum defined financial ratios with respect to its current ratio and the ratio of net cash flow to debt service. In addition, Partnership capital must be maintained above specified amounts. This note has been guaranteed by the General Partners. Since July 1994 the maximum amount borrowed under the Credit Agreement has been $5,800,000. The 1996 and 1995 weighted average amounts borrowed under the Credit Agreement was $2,200,000 and $1,400,000, respectively.

     The Partnership purchased land in 1996 adjacent to its Kansas compression and dehydration facility for $93,600, of which $66,450 is payable by contract at $22,150 per year plus interest at 8.5% and is collateralized by the land. In early January, 1997, the Partnership completed its obligation under a 1994 contract to purchase land at its Oklahoma compression facility. The final payment was $25,000 plus interest at 6%. The remaining note approximates market value.

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. LITIGATION AND OTHER

     On August 14, 1996 the Partnership paid Parker & Parsley Petroleum Company entities (successor to Damson Oil Corporation and Dorchester Master Limited Partnership -- collectively referred to as "P&P" or as "Parker & Parsley") $7 million in settlement of all outstanding litigation. Some of the numerous issues resolved by this settlement include the withdrawal by P&P of its claims of gas processing rights to the Partnership's Oklahoma gas production, its rights to participate in any Oklahoma gas wells, and its claims for unpaid production payment amounts. The Partnership will, prospectively only, pay P&P any production payment (overriding royalty interest) amount that may be due as set forth in a 1986 amended agreement. The first production payment to be paid in 1997 is estimated to be $1,035,000, of which $760,000 is accrued through December 31, 1996. The production payment calculation is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes. The Partnership also agreed to exchange with P&P its interests in fourteen non-operated Kansas wells for P&P's interests in eighteen Kansas wells which the Partnership presently operates. Consequently, the Partnership increased its working interest ownership from 80% to 100% in each of these eighteen wells. In addition, the settlement confirmed the Partnership's ownership of the gas gathering pipelines that deliver gas from the Partnership's Oklahoma wells to its gas compressor facilities. The settlement resulted in an earnings charge of approximately $4,263,000, a reduction of liabilities of $200,000 and an increase in natural gas properties of $3,025,000 as reflected in the Partnership's 1996 financial statements. These amounts represent the cash payment of $7,000,000 along with additional costs such as royalty payments and legal fees. Along with the prospective production payment previously mentioned, these adjustments represent all known significant provisions for the settlement. ALL OF THE OUTSTANDING LITIGATION WITH P&P, AS WELL AS ANY RELATED JUDGMENTS, THAT ARE DESCRIBED IN THE PARTNERSHIP'S 1995 FORM 10-K AND PREVIOUS 1996 FORMS 10-Q HAS BEEN DISMISSED. In addition, each party is responsible for its own legal costs.

     The 1996 operating expenses also reflect a charge of $395,000 (including related interest through December 31, 1996) for Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. This charge results from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory Commission. The Partnership, as well as numerous other parties, may pursue further judicial review or regulatory relief with respect to this matter.

4. UNAUDITED NATURAL GAS RESERVE INFORMATION

     Proved natural gas reserves are estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The Partnership retained Calhoun Engineering, Inc., an independent petroleum engineering consulting firm, to provide annual estimates as of December 31 of each year of the Partnership's future net recoverable natural gas reserves. Proved developed natural gas reserves for the year beginning January 1, 1995 were revised to be more comparable to reserves of others in the same field. This effect is shown in the tabulation below as 1995 revisions. The Partnership has no known reserves of crude oil. There have been no events that have occurred since December 31, 1996 that would have a material effect on the proved developed natural gas reserves. The estimated net quantities of proved natural gas

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

reserves (all of which were from developed properties located within the United States) at December 31, 1996, 1995 and 1994 and the changes for the years then ended were as follows:

                                                               NATURAL GAS (MMCF)
                                                           --------------------------
                                                            1996      1995      1994
                                                           ------    ------    ------
Estimated quantity, beginning of year...................   90,925    83,989    96,246
Revisions in previous estimates.........................   (3,950)   15,701    (5,226)
Production..............................................   (8,725)   (8,765)   (7,031)
                                                           ------    ------    ------
Estimated quantity, end of year.........................   78,250    90,925    83,989
                                                           ======    ======    ======
Development costs incurred (in thousands of dollars)....   $4,274    $1,149    $5,857
                                                           ======    ======    ======

     The standardized measure of discounted future net cash flows related to proved natural gas reserves at December 31, 1996, 1995 and 1994 (in thousands of dollars) follows:

                                                         1996       1995       1994
                                                       --------   --------   --------
Future estimated gross revenues.....................   $269,314   $173,699   $127,658
Future estimated gross production payment (ORRI)....     16,022         --         --
Future estimated production and development costs...     61,734     57,064     40,972
                                                       --------   --------   --------
Future estimated net revenues.......................    191,558    116,635     86,686
Future estimated net revenues 10% annual discount
  for estimated timing of cash flows................    (76,712)   (47,051)   (33,565)
                                                       --------   --------   --------
Standardized measure of discounted future estimated
  net revenues......................................   $114,846   $ 69,584   $ 53,121
                                                       ========   ========   ========
Sales of natural gas produced, net of production
  costs.............................................   $(13,417)  $ (9,851)  $ (9,057)
Net changes in prices and production costs..........     53,718     12,914    (11,516)
Revisions of previous quantity estimates............     (1,224)     8,367     (3,349)
Accretion of discount...............................      6,312      4,881      6,551
Other...............................................       (127)       152       (523)
                                                       --------   --------   --------
Net change in standardized measure of discounted
  future estimated net revenues.....................   $ 45,262   $ 16,463   $(17,894)
                                                       ========   ========   ========

5. UNAUDITED QUARTERLY FINANCIAL DATA

     Quarterly financial data for the last two years (dollars in thousands) is summarized as follows:

                                               1996 QUARTER ENDED                      1995 QUARTER ENDED
                                      -------------------------------------   -------------------------------------
                                                           SEPTEM-   DECEM-                        SEPTEM-   DECEM-
                                      MARCH 31   JUNE 30   BER 30    BER 31   MARCH 31   JUNE 30   BER 30    BER 31
                                      --------   -------   -------   ------   --------   -------   -------   ------
Net operating revenues...............  $4,697    $4,671    $2,388    $5,299    $3,311    $2,974    $2,909    $3,833
Net earnings (loss)..................   3,246     3,282    (2,310)   3,612      1,890     1,613     1,608     2,481
Net earnings (loss) per Unit.........     30c       30c      (21c)     33c        17c       15c       15c       23c

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 1997                           DORCHESTER HUGOTON, LTD.

                                            P.A. PEAK, INC., GENERAL PARTNER

                                            By      /s/ PRESTON A. PEAK
                                             -----------------------------------
                                                 Preston A. Peak, President
                                             (Principal Executive and Financial
                                                           Officer)

                                            JAMES E. RALEY, INC., GENERAL
                                            PARTNER

                                            By       /s/ JAMES E. RALEY
                                             -----------------------------------
                                                  James E. Raley, President
                                             (Principal Executive and Financial
                                                           Officer)

                                            By    /s/ KATHLEEN A. RAWLINGS
                                             -----------------------------------
                                              Kathleen A. Rawlings, Controller
                                               (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

P.A. PEAK, INC.

               By /s/ PRESTON A. PEAK                    General Partner                February 19, 1997
 --------------------------------------------------
                   Preston A. Peak
             President and Sole Director

JAMES E. RALEY, INC.

                By /s/ JAMES E. RALEY                    General Partner                February 19, 1997
 --------------------------------------------------
                   James E. Raley
             President and Sole Director

                               INDEX TO EXHIBITS

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                              PAGE
  -------                            -----------                          ------------
    3.       -- Amended and Restated Certificate and Agreement of Limited
                Partnership, as amended*
    4.1      -- Depositary Agreement, as amended*
    4.2      -- Specimen Depositary Receipt**
    4.3      -- Nominee Agreement among the Partnership, Dorchester and
                Nominee**
   27.       -- Financial Data Schedule

---------------

 * Previously filed and incorporated by reference to the respective Exhibits (bearing the same exhibit numbers) to the Partnership's Form 10-Q for the quarter ended June 30, 1995.

** Previously filed and incorporated by reference to the respective Exhibits
   (bearing the same exhibit numbers) to the Partnership's Form 10-K for the year ended December 31, 1995.