Form 10-Q
period 1997-03-31
DORCHESTER HUGOTON LTD
filed 1997-05-07
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 1997                 Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 30, 1997, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                 March 31, 1997


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of March 31, 1997 and
          December 31, 1996 (Unaudited)

          Condensed Statements of Earnings for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

          Condensed Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      March 31, 1997 and December 31, 1996
                            (In Thousands of Dollars)

                                                           March 31,  Dec. 31,
                                                             1997       1996
                                                           --------   --------
                             ASSETS
Current assets:
    Cash and temporary cash investments ..............      $   119    $   115
    Investments - available for sale .................        2,909      2,646
    Accounts receivable, net .........................        3,059      3,054
    Prepaid expenses and other current assets ........           66        103
                                                            -------    -------
      Total current assets ...........................        6,153      5,918

Property and Equipment - at cost:                            26,555     26,442
    Less accum. depreciation, depletion and amort.....      (10,127)    (9,677)
                                                            -------   --------
      Net property and equipment .....................       16,428     16,765
                                                            -------   --------

Total Assets .........................................      $22,581    $22,683
                                                            =======    =======

              LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
    Accounts payable and other current liabilities ...      $   505    $   343
    Production and property taxes payable or accrued .          741        755
    Royalties and production payment payable .........        1,308      1,199
    Distributions payable to Unitholders .............        1,962      1,853
                                                            -------    -------
      Total current liabilities ......................        4,516      4,150
Long-term debt .......................................          422      3,144
                                                            -------    -------
      Total liabilities ..............................        4,938      7,294

Commitments and contingencies (Note 2)

Partnership capital
    General partners .................................           99         77
    Unitholders ......................................       17,544     15,312
                                                            -------    -------
      Total partnership capital ......................       17,643     15,389
                                                            -------    -------

Total liabilities and partnership capital ............      $22,581    $22,683
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                         CONDENSED STATEMENT OF EARNINGS
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996
                            (In Thousands of Dollars)




                                                           Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------

Net operating revenues:
     Natural gas sales .............................     $  6,023     $ 4,664
     Other .........................................           50          33
     Production payment (ORRI) .....................         (344)        -0-
     Litigation settlement adjustment ..............          -0-         -0-
                                                         --------     --------
Total net operating revenues .......................        5,729       4,697
                                                         --------     --------
Costs and expenses
    Operating, including production taxes ..........          984         813
    Depletion, depreciation & amortization .........          485         381
    General and administrative .....................          148         141
    Management fees ................................          116         106
    Interest ......................................            58          31
    Litigation settlement ..........................          -0-         -0-
    Other income, net ..............................          (21)        (21)
                                                         --------     --------
Total costs and expenses ...........................        1,770       1,451
                                                         --------     --------
Net earnings .......................................     $  3,959     $ 3,246
                                                         ========     ========
Net earnings per Unit (in dollars) .................     $   0.36     $  0.30
                                                         ========     ========





            The accompanying condensed notes are an integral part of
                           these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996
                            (In Thousands of Dollars)




                                                            1997         1996
                                                           -------      -------

Cash flows provided by operating activities ..........     $ 4,726      $ 3,050
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of prop. & equipment, net of retirements        (128)        (267)
    Cash received on sale of other prop. & equipment..         (27)         -0-
                                                           -------      -------
Cash flows used in investing activities ..............        (155)        (267)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (1,845)      (1,845)
    Additions to long-term debt ......................       2,700        3,766
    Reductions of long-term debt .....................      (5,422)      (4,847)
    Other ............................................         -0-          -0-
                                                           -------      -------
Cash flows used in financing activities ..............      (4,567)      (2,926)
                                                           -------      -------

Increase (decrease) in cash and temp. cash investments           4         (143)
Cash and temporary cash investments at January 1, ....         115          183
                                                           -------      -------
Cash and temporary cash investments at March 31, .....     $   119      $    40
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed financial statements reflect all adjustments (consisting only of normal, recurring adjustments and certain adjustments discussed in Note
     2) which are, in the opinion of management, necessary for a fair presentation of Dorchester Hugoton, Ltd.'s (the "Partnership's") financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The weighted average number of Units outstanding for the period was 10,744,380.

2. On August 14, 1996 the Partnership paid Parker & Parsley Petroleum Company entities (successor to Damson Oil Corporation and Dorchester Master Limited Partnership - collectively referred to as "P&P") $7.0 million in settlement of all outstanding litigation. Some of the numerous issues resolved by this settlement include the withdrawal by P&P of its claims of gas processing rights to the Partnership's Oklahoma gas production, its rights to participate in any Oklahoma gas wells, and its claims for unpaid production payment amounts. The Partnership received confirmation of its ownership of gas gathering pipelines connected to its Oklahoma wells and will, prospectively only, pay P&P any production payment (overriding royalty interest) amount that may be due as set forth in a 1986 amended agreement. The first production payment of $1,034,472.39, is payable on May 15, 1997 and covers the year ended February 28, 1997. An additional amount of approximately $45,000 has been accrued for March, 1997. The production payment calculation is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes.

     During 1996 the Partnership booked $395,000 to operating expenses for Kansas tax reimbursements (plus related interest through December 31, 1996) received by the Partnership during the years 1983 to 1987. This charge results from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory Commission. The Partnership, as well as numerous other parties, may pursue further judicial review or regulatory relief with respect to this matter. Additional interest of $8,000 has been accrued through March, 1997.

     Effective May 1, 1997, the Partnership's Kansas gas was committed for sale and processing to PanEnergy Field Services, Inc. for a period of 3 years. PanEnergy will pay based on an index of the market price in the field plus a premium.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 (the "Agreement") with Bank One, Texas, N.A. The Agreement has a current borrowing base of $8,500,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base as most recently determined by Bank One, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8.5% on May 6, 1997. All amounts borrowed under this facility will become due and payable on July 31, 1999. As of May 6, 1997, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was approximately $2,400,000 during the first quarter of 1997.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three months ended March 31, 1997 were $4,726,000 compared to $3,050,000 for the same period of 1996. Operating cash flows were positively impacted during 1997 by natural gas market prices which were significantly higher compared to the same periods last year as shown in the table below. The Partnership was pleased that favorable past winter gas prices enabled a significant reduction in debt and also permitted an increase in the distribution from $0.17 to $0.18 per Unit as announced March 13, 1997.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $8,500,000. Please see Note 3 to the financial statements for additional information. As of May 6, 1997, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was approximately $2,400,000 during the first quarter of 1997 compared to approximately $4,700,000 for the fourth quarter of 1996.

As discussed in Note 2 to the Partnership's Condensed Financial Statements, all of the Partnership's outstanding litigation, claims, and counterclaims with Parker & Parsley Petroleum Company entities have been settled. In connection with the settlement, the Partnership will pay a production payment on May 15, 1997 of $1,034,472.39 for the year ended February 28, 1997. An additional $45,000 has been accrued for March, 1997.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payment) and weighted average sales prices were:

                                             Three Months Ended
                                        ----------------------------
                                            March 31,
                                        ----------------     Dec. 31
                                         1997       1996       1996
Sales Volumes - MMCF:                   -----      -----      -----
   Oklahoma ...............             1,491      1,723      1,531
   Kansas .................               500        606        503
                                        -----      -----      -----
Total MMCF ................             1,991      2,329      2,034
                                        =====      =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............             $3.02      $2.02      $2.69
   Kansas .................              3.03       1.95       2.81
Overall Weighted Average - $/MCF        $3.03      $2.00      $2.72

Oklahoma natural gas sales volumes were lower during the first quarter compared to the first quarter of 1996 as a result of routine state well tests during the current quarter. Kansas natural gas sales volumes were also lower during the first quarter compared to the same quarter of 1996 during which new compression facilities began operation.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



The Partnership is currently completing an additional 100% owned Kansas well to better compete with adjoining wells of others for the existing gas reserves. The Partnership anticipates filing a request during May or June 1997 for a permit to drill a well to test the Fort Riley zone in Oklahoma (See 1996 Annual Report on Form 10-K). Since drilling rigs are not readily available, no forecasted date of drilling is currently possible. Additionally, it is not known how many wells should be attempted to evaluate any potential of the Fort Riley formation. The outcome of such exploration is unpredictable.

Subsequent to discussions in the Partnership's 1996 Annual Report on Form 10-K, in late February, 1997, Oklahoma did not pass legislation that would have allowed "infill drilling" similar to Kansas where regulations permit two gas wells per each 640 acres versus one well in Oklahoma. Such Oklahoma legislation, if passed, also would have eliminated the Guymon-Hugoton field rules that regulate the amount of gas production by all producers in the field. The Partnership believes the field rules are proven conservation measures and necessary to protect correlative rights among mineral owners and producers and to prevent waste. At present, a similar proposal to essentially remove field rules and encourage infill drilling is pending before the Oklahoma Corporation Commission, which administers oil and gas conservation in Oklahoma. Such proposal is set for hearing in September, 1997.

The Partnership continues to be active in supporting its views regarding possible Oklahoma regulatory action on rules regulating gas production quantities and on infill drilling. Both infill drilling and elimination of field rules could require considerable capital expenditures. The cost and outcome of such activities is unpredictable. On May 7, 1996 the Partnership announced a Unit repurchase program. While the Partnership has not repurchased and retired any Units to date, that program is still in place.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

     Item 1. Legal  Proceedings:  See Notes to Condensed  Financial  Statements.

     Item 5. Other Information: Effective May 22, 1997, the Partnership will move its office in the Dallas area to 1919 S. Shiloh Road, Suite 600 - LB48, Garland, TX 75042-8234. Our new telephone number will be (972) 864-8610.

     Item 6. Exhibits  and  Reports  on Form 8-K:
         a)  Exhibit  27 -  Financial  Data Schedule
         b)  Reports on Form 8-K - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date:  May  7, 1997                    /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)