Form 10-Q
period 1997-06-30
DORCHESTER HUGOTON LTD
filed 1997-08-08
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1997                   Commission file number 0-10697



                            DORCHESTER HUGOTON, LTD.
             (Exact name of registrant as specified in its charter)




              Texas                                     75-1829064
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or organization)



        1919 S. Shiloh Road, Suite 600 - LB 48, Garland, Texas 75042-8234
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (972) 864-8610


        9696 Skillman Street, Suite 320 - LB 42, Dallas, Texas 75243-8200
                  Former name, former address and former fiscal
                       year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of July 31, 1997, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                  June 30, 1997


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of June 30, 1997 and
          December 31, 1996 (Unaudited)

          Condensed Statements of Earnings for the Three and Six
          Months Ended June 30, 1997 and 1996 (Unaudited)

          Condensed Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996 (Unaudited)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                       June 30, 1997 and December 31, 1996
                            (In Thousands of Dollars)

                                                           June 30,   Dec. 31,
                                                             1997       1996
                                                           --------   --------
                             ASSETS
Current assets:
    Cash and temporary cash investments ..............      $   465    $   115
    Investments - available for sale .................        3,308      2,646
    Accounts receivable, net .........................        1,640      3,054
    Prepaid expenses and other current assets ........          145        103
                                                            -------    -------
      Total current assets ...........................        5,558      5,918

Property and Equipment - at cost:                            27,115     26,442
    Less accum. depreciation, depletion and amort.....      (10,578)    (9,677)
                                                            -------   --------
      Net property and equipment .....................       16,537     16,765
                                                            -------   --------

Total Assets .........................................      $22,095    $22,683
                                                            =======    =======

              LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
    Accounts payable and other current liabilities ...      $   537    $   343
    Production and property taxes payable or accrued .          727        755
    Royalties and production payment payable .........          476      1,199
    Distributions payable to Unitholders .............        1,962      1,853
                                                            -------    -------
      Total current liabilities ......................        3,702      4,150
Long-term debt .......................................          122      3,144
                                                            -------    -------
      Total liabilities ..............................        3,824      7,294

Commitments and contingencies (Note 2)

Partnership capital
    General partners .................................          106         77
    Unitholders ......................................       18,165     15,312
                                                            -------    -------
      Total partnership capital ......................       18,271     15,389
                                                            -------    -------

Total liabilities and partnership capital ............      $22,095    $22,683
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

            For the Three and Six Months Ended June 30, 1997 and 1996
                            (In Thousands of Dollars)




                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       ------------------      ----------------
                                         1997       1996        1997     1996
                                       --------   -------      -------  -------

Net operating revenues:
     Natural gas sales ..............  $ 3,840    $ 4,638      $ 9,863  $ 9,302
     Other ..........................       42         33           92       66
     Production payment (ORRI) ......     (187)       -0-         (531)     -0-
     Litigation settlement adjustment      -0-        -0-          -0-      -0-
                                       -------    -------     -------- --------
Total net operating revenues .......     3,695      4,671        9,424    9,368
                                       -------    -------     -------- --------
Costs and expenses
    Operating, including prod. taxes       849        821        1,833    1,635
    Depletion, depreciation & amort.       458        353          943      734
    General and administrative .....       134        133          282      274
    Management fees ................        97        106          213      212
    Interest .......................        20         13           78       43
    Litigation settlement ..........       -0-        -0-          -0-      -0-
    Other income, net ..............       (46)       (37)         (67)     (58)
                                       -------    -------     -------- --------
Total costs and expenses ...........     1,512      1,389        3,282    2,840
                                       -------    -------     --------  -------
Net earnings .......................   $ 2,183    $ 3,282     $  6,142  $ 6,528
                                       =======    =======     ========  =======
Net earnings per Unit (in dollars) .   $  0.21    $  0.30     $   0.57  $  0.60
                                       =======    =======     ========  =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996
                            (In Thousands of Dollars)




                                                            1997         1996
                                                           -------      -------

Cash flows provided by operating activities ..........     $ 7,883      $ 8,664
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of prop. & equipment, net of retirements        (746)        (717)
    Cash received on sale of other prop. & equipment..          34          -0-
                                                           -------      -------
Cash flows used in investing activities ..............        (712)        (717)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (3,799)      (3,690)
    Additions to long-term debt ......................       5,200        4,766
    Reductions of long-term debt .....................      (8,222)      (6,347)
    Other ............................................         -0-          -0-
                                                           -------      -------
Cash flows used in financing activities ..............      (6,821)      (5,271)
                                                           -------      -------

Increase in cash and temp. cash investments ..........         350        2,676
Cash and temporary cash investments at January 1, ....         115          183
                                                           -------      -------
Cash and temporary cash investments at June 30, ......     $   465      $ 2,859
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

2. On August 14, 1996 the Partnership paid Parker & Parsley Petroleum Company entities (successor to Damson Oil Corporation and Dorchester Master Limited Partnership - collectively referred to as "P&P") $7.0 million in settlement of all outstanding litigation. Some of the numerous issues resolved by this settlement include the withdrawal by P&P of its claims of gas processing rights to the Partnership's Oklahoma gas production, its rights to participate in any Oklahoma gas wells, and its claims for unpaid production payment amounts. The Partnership received confirmation of its ownership of gas gathering pipelines connected to its Oklahoma wells and, prospectively only, agreed to pay P&P any production payment (overriding royalty interest) amount that may be due as set forth in a 1986 amended agreement. The first production payment of $1,034,472.39, was paid on May 15, 1997 and covered the year ended February 28, 1997. An additional amount of approximately $218,000 has been accrued for the period from March 1, 1997 through June 30, 1997. The production payment calculation is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes.

     During 1996 the Partnership booked $395,000 to operating expenses for Kansas tax reimbursements (plus related interest through December 31, 1996) received by the Partnership during the years 1983 to 1987. This charge results from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory Commission. The Partnership, as well as numerous other parties, is currently pursuing regulatory relief with respect to this matter. Additional interest of $17,000 has been accrued through June, 1997.

     Effective May 1, 1997, the Partnership's Kansas gas was committed for sale and processing to PanEnergy Field Services, Inc. for a period of 3 years. PanEnergy will pay based on an index of the market price in the field plus a premium.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 (the "Agreement") with Bank One, Texas, N.A. The Agreement has a current borrowing base of $8,500,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base as most recently determined by Bank One, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8.5% on August 6, 1997. All amounts borrowed under this facility will become due and payable on July 31, 1999. As of August 6, 1997, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $900,000. The weighted average amount borrowed under the credit facility was approximately $400,000 during the second quarter of 1997.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three and six months ended June 30, 1997 were $3,157,000 and $7,883,000 compared to $5,614,000 and
$8,664,000 for the same period of 1996. Second quarter cash flows from operating activities were impacted by lower natural gas market prices compared to the second quarter of 1996 as well as lower gas sales volumes compared to the second quarter of 1996 as shown in the table below. Six month operating cash flows have been positively impacted during 1997 by natural gas market prices which were higher compared to the same periods last year. Lower 1997 gas sales volumes compared to the same period of 1996 tended to offset the improved gas pricing.

As discussed in Note 2 to the Partnership's Condensed Financial Statements, all of the Partnership's outstanding litigation, claims, and counterclaims with Parker & Parsley Petroleum Company entities were settled during the third quarter of 1996. In connection with the settlement, the Partnership paid a production payment on May 15, 1997 of $1,034,472.39 for the year ended February 28, 1997. An additional amount of approximately $218,000 has been accrued for the period from March 1, 1997 through June 30, 1997.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $8,500,000. Please see Note 3 to the financial statements for additional information. As of August 6, 1997, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $900,000. The weighted average amount borrowed under the credit facility was approximately $400,000 during the second quarter of 1997 compared to approximately $2,400,000 for the first quarter of 1997.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payment) and weighted average sales prices were:

                                  Three Months Ended           Six Months Ended
                               ----------------------------    -----------------
                                   June 30,                         June 30,
                               ----------------     Mar. 31,   -----------------
                                1997       1996       1997      1997       1996
Sales Volumes - MMCF:          -----      -----      -----     -----      -----
   Oklahoma ...............    1,387      1,579      1,491     2,878      3,302
   Kansas .................      491        564        500       991      1,172
                               -----      -----      -----     -----      -----
Total MMCF ................    1,878      2,143      1,991     3,869      4,474
                               =====      =====      =====     =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $2.04      $2.19      $3.02     $2.55      $2.10
   Kansas .................     2.06       2.11       3.03      2.55       2.03
Overall Weighted Avg - $/MCF   $2.04      $2.16      $3.03      2.55       2.08

Oklahoma gas sales volumes were lower during the 1997 second quarter compared to the previous 1997 quarter and compared to the 1996 second quarter partly as a result of different well shut-in scheduling for routine state well tests. Shut-in of wells for Oklahoma test scheduling had a similar effect in comparing the six months results of 1997 to 1996. Additional Oklahoma gas sales volume decreases are a result of natural reservoir changes. Kansas 1997 gas sales volumes during the second quarter were almost the same as the first quarter of 1997. Compared to 1996, Kansas 1997 gas sales volumes were lower than the comparable 1996 second quarter and the 1996 same six month period. Such decreases are primarily a result of declining reservoir pressures experienced by the Partnership and other producers in the area. The Partnership is currently completing design of additional gas gathering pipeline and compression facilities to help overcome such lower pressures.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



As announced July 28, 1997, the Partnership is pleased with the favorable preliminary results of the Matter No. 2A gas well test of the Fort Riley portion of the geological formation comprising the Oklahoma Guymon-Hugoton Field. At present, the Partnership is making arrangements to complete the Matter No. 2A to produce gas from both the Fort Riley zone and the zones from which the existing Matter No. 2 well produces. Prior to producing the Matter No. 2A, state regulatory rules require the Matter No. 2 gas well to be abandoned. Consequently, it is expected to be several weeks before the Matter No. 2A gas well can be in actual operation. Additionally, the Partnership believes that continued operation of the Matter No. 2A for perhaps several months could be necessary to determine the probability of attempting additional wells in the Fort Riley. No estimate is currently possible of the ultimate number of additional wells, if any, that may be attempted to test the Fort Riley zone. No estimate of the amount of increased reserves, if any, is currently possible. The Partnership also completed an additional 100% owned Kansas well to better compete with adjoining wells of others for the existing gas reserves.

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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

     Item 1. Legal  Proceedings:  See Notes to Condensed  Financial  Statements.

     Item 5. Other Information: On July 2, 1997, the Partnership amended its Partnership agreement to change its address to 1919 S. Shiloh Road, Suite 600 - LB48, Garland, TX 75042-8234.


     Item 6. Exhibits  and  Reports  on Form 8-K:
         a)  Exhibit   3 -  Certificate of Amendment
             Exhibit  27 -  Financial  Data Schedule
         b)  Reports on Form 8-K - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date:August 8, 1997                    /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)