Form 10-Q
period 1997-09-30
DORCHESTER HUGOTON LTD
filed 1997-11-10
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1997              Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 30, 1997, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                               September 30, 1997


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of September 30, 1997 and
          December 31, 1996 (Unaudited)

          Condensed Statements of Earnings for the Three and Nine
          Months Ended September 30, 1997 and 1996 (Unaudited)

          Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                    September 30, 1997 and December 31, 1996
                            (In Thousands of Dollars)

                                                           Sept. 30,  Dec. 31,
                                                             1997       1996
                                                           --------   --------
                             ASSETS
Current assets:
    Cash and temporary cash investments ..............      $ 1,165    $   115
    Investments - available for sale .................        3,460      2,646
    Accounts receivable, net .........................        1,909      3,054
    Prepaid expenses and other current assets ........          153        103
                                                            -------    -------
      Total current assets ...........................        6,687      5,918

Property and Equipment - at cost:                            27,561     26,442
    Less accum. depreciation, depletion and amort.....      (11,015)    (9,677)
                                                            -------   --------
      Net property and equipment .....................       16,546     16,765
                                                            -------   --------

Total Assets .........................................      $23,233    $22,683
                                                            =======    =======

              LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
    Accounts payable and other current liabilities ...      $   631    $   343
    Production and property taxes payable or accrued .          791        755
    Royalties and production payment payable .........          722      1,199
    Distributions payable to Unitholders .............        1,959      1,853
                                                            -------    -------
      Total current liabilities ......................        4,103      4,150
Long-term debt .......................................          122      3,144
                                                            -------    -------
      Total liabilities ..............................        4,225      7,294

Commitments and contingencies (Note 2)

Partnership capital
    General partners .................................          113         77
    Unitholders ......................................       18,895     15,312
                                                            -------    -------
      Total partnership capital ......................       19,008     15,389
                                                            -------    -------

Total liabilities and partnership capital ............      $23,233    $22,683
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

         For the Three and Nine Months Ended September 30, 1997 and 1996
                            (In Thousands of Dollars)




                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                       ------------------      ----------------
                                         1997       1996        1997     1996
                                       --------   -------      -------  -------

Net operating revenues:
     Natural gas sales ..............  $ 4,202    $ 4,066      $14,065  $13,369
     Other ..........................       41         32          133       97
     Production payment (ORRI) ......     (221)      (506)        (752)    (506)
     Litigation settlement adjustment      -0-     (1,204)         -0-   (1,204)
                                       -------    -------     -------- --------
Total net operating revenues .......     4,022      2,388       13,446   11,756
                                       -------    -------     -------- --------
Costs and expenses
    Operating, including prod. taxes       773      1,034        2,613    2,699
    Depletion, depreciation & amort.       448        363        1,391    1,096
    General and administrative .....       137        131          412      376
    Management fees ................        99         86          312      298
    Interest .......................        18         62           96      105
    Litigation settlement ..........       -0-      3,036          -0-    3,036
    Other income, net ..............       (33)       (14)        (100)     (72)
                                       -------    -------     -------- --------
Total costs and expenses ...........     1,442      4,698        4,724    7,538
                                       -------    -------     --------  -------
Net earnings .......................   $ 2,580    $(2,310)    $  8,722  $ 4,218
                                       =======    =======     ========  =======
Net earnings per Unit (in dollars) .   $  0.24    $ (0.21)    $   0.80  $  0.39
                                       =======    =======     ========  =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996
                            (In Thousands of Dollars)




                                                            1997         1996
                                                           -------      -------

Cash flows provided by operating activities ..........     $10,997      $ 7,442
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of prop. & equipment, net of retirements      (1,215)      (4,063)
    Cash received on sale of other prop. & equipment..          45           16
                                                           -------      -------
Cash flows used in investing activities ..............      (1,170)      (4,047)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (5,755)      (5,535)
    Additions to long-term debt ......................       7,200       10,566
    Reductions of long-term debt .....................     (10,222)      (8,547)
                                                           -------      -------
Cash flows used in financing activities ..............      (8,777)      (3,516)
                                                           -------      -------

Increase (decrease) in cash and
     temporary cash investments ......................       1,050         (121)
Cash and temporary cash investments at January 1, ....         115          183
                                                           -------      -------
Cash and temporary cash investments at September 30, .     $ 1,165      $    62
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed financial statements reflect all adjustments (consisting only of normal, recurring adjustments and certain adjustments discussed in Note
     2) which are, in the opinion of management, necessary for a fair presentation of Dorchester Hugoton, Ltd.'s (the "Partnership's") financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. Per-Unit information is calculated by dividing the 99% interest owned by Unitholders by the 10,744,380 Units outstanding. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2. On August 14, 1996 the Partnership paid Parker & Parsley Petroleum Company entities (successor to Damson Oil Corporation and Dorchester Master Limited Partnership - collectively referred to as "P&P") $7.0 million in settlement of all outstanding litigation. Some of the numerous issues resolved by this settlement include the withdrawal by P&P of its claims of gas processing rights to the Partnership's Oklahoma gas production, its rights to participate in any Oklahoma gas wells, and its claims for unpaid production payment amounts. The Partnership received confirmation of its ownership of gas gathering pipelines connected to its Oklahoma wells and, prospectively only, agreed to pay P&P any production payment (overriding royalty interest) amount that may be due as set forth in a 1986 amended agreement. The first production payment of $1,034,472.39, was paid on May 15, 1997 and covered the year ended February 28, 1997. An additional amount of approximately $423,000 has been accrued for the period from March 1, 1997 through September 30, 1997. The production payment calculation is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes.

     During 1996 the Partnership booked $395,000 to operating expenses for Kansas tax reimbursements (which included related interest through December 31, 1996) received by the Partnership during the years 1983 to 1987. This charge results from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory Commission. On September 10, 1997 the Partnership, as well as numerous other parties, was denied regulatory relief with respect to this matter. Payment of the principal and interest is anticipated in March 1998. Additional interest of $25,000 has been accrued through September, 1997.

     Effective May 1, 1997, the Partnership's Kansas gas was committed for sale and processing to PanEnergy Field Services, Inc. (now Duke Energy Field Services, Inc.) for a period of 3 years. Duke Energy will pay based on an index of the market price in the field plus a premium. Similarly, effective July 1, 1997 the Partnership' Oklahoma gas was committed for sale to Williams Energy Services Company for a one year period at a premium over the market price index.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 (the "Agreement") with Bank One, Texas, N.A. The Agreement has a current borrowing base of $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base as most recently determined by Bank One, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8.5% on November 10, 1997. All amounts borrowed under this facility will become due and payable on July 31, 1999. As of November 10, 1997, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was approximately $370,000 during the third quarter of 1997.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three and nine months ended September 30, 1997 were $3,114,000 and $10,997,000 compared to ($1,222,000) and
$7,442,000 for the same periods of 1996. Second quarter 1997 net cash flows were $3,157,000. For the three and nine month periods ended September 30, 1996 net cash flows from operating activities were lower as a result of non-recurring charges and other costs from the settlement of litigation during 1996. Three and nine month operating cash flows have been positively impacted during 1997 by natural gas market prices which were higher compared to the same periods last year. Lower 1997 gas sales volumes compared to the same period of 1996 tended to offset the improved gas pricing.

Other comparisons of 1997 results to 1996 are also influenced by 1996 non-recurring items. Third quarter 1996 net operating revenues and operating expenses were offset by litigation amounts of approximately $1,710,000 and $121,000, respectively. Also, 1996 third quarter operating expense includes a $387,000 charge for refund of Kansas ad valorem tax reimbursement. Through September 30, 1997 an additional $33,000 in interest on the refund has been accrued. Please see Note 2 to the Partnership's Condensed Financial Statements for additional information related to the litigation settlement and the tax refund. In connection with the settlement, the Partnership will pay a production payment on May 15, 1998; approximately $423,000 has been accrued for the period from March 1, 1997 through September 30, 1997.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the financial statements for additional information. As of November 10, 1997, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was approximately $370,000 during the third quarter of 1997 compared to approximately $400,000 for the second quarter of 1997.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payment) and weighted average sales prices were:

                                   Three Months Ended          Nine Months Ended
                               ----------------------------    -----------------
                                 September 30,                   September 30,
                               ----------------     June 30,   -----------------
                                1997       1996       1997      1997       1996
Sales Volumes - MMCF:          -----      -----      -----     -----      -----
   Oklahoma ...............    1,374      1,416      1,387     4,251      4,719
   Kansas .................      448        527        491     1,440      1,699
                               -----      -----      -----     -----      -----
Total MMCF ................    1,822      1,943      1,878     5,691      6,418
                               =====      =====      =====     =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $2.30      $2.10      $2.04     $2.47      $2.10
   Kansas .................     2.34       2.08       2.06      2.48       2.04
Overall Weighted Avg - $/MCF   $2.31      $2.09      $2.04      2.47       2.08

Oklahoma gas sales volumes during the 1997 third quarter were essentially unchanged from sales volumes during the previous 1997 quarter. Natural reservoir changes resulted in most of the lower sales volume for the nine months ended September 30, 1997 compared to the same period in 1996. Compared to the previous 1997 quarter and the 1996 third quarter and the 1996 same nine month period, Kansas 1997 sales volumes have decreased. Such decreases are primarily a result of declining Kansas reservoir pressures experienced by the Partnership and other producers in the area. The Partnership began operation on November 5, 1997 of additional gas gathering pipelines and seven rental gas compressor units which are scattered over a ten mile area. Initial results show a 30% increase in gas sales which is expected to decline gradually. The Partnership expects Kansas operating costs to increase by approximately $300,000 per year as a result of such field gas compression operations.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



The Matter No. 2A Oklahoma Guymon-Hugoton Field gas well discussed in press releases dated July 28, 1997 and September 5, 1997 continues to perform favorably. Current Matter No. 2A production is 587 MCFD at 91 psig flowing pressure from the Winfield/Krider zones of the Guymon-Hugoton formation. The Matter No. 2A replaced the now plugged Matter No. 2 well which previously flowed 105 MCFD at 24 psig from the same two zones. Because the Matter No. 2A had larger than normal volumes at higher than normal pressures from the Winfield/Krider zones, the slightly deeper Fort Riley zone of the Guymon-Hugoton formation has remained isolated and not producing from the Matter No. 2A to allow time for evaluation of the Winfield/Krider zone. Such evaluation is still underway. The Partnership anticipates reentering the Matter No. 2A during November, 1997 and establishing flow from the Fort Riley zone which initially tested greater than 500 MCFD with no water and higher pressure than the Winfield/Krider zones. Upon successfully opening the Fort Riley zone, the Matter No. 2A is expected to be simultaneously producing from all three zones of the Guymon-Hugoton Field. The Matter No. 2A Fort Riley zone is expected to require continuous operation without excessive pressure loss or water production for several months to determine the probability of attempting additional wells in the Fort Riley.

The Partnership's routine workover of wells in both Kansas and Oklahoma recently included fracture treating (the creation of cracks in the formation to assist gas flow toward the well bore from the producing zones). Following fracture treating, the Oklahoma Long No. 1 well recently produced 369 MCFD at 53 psig flowing pressure. Prior to workover, the Long No. 1 was capable of efficiently producing 265 MCFD at 28 psig flowing pressure. The Partnership is particularly pleased with the Long No. 1 increase in pressure and believes that many of its Oklahoma wells are prospects for similar fracturing. Such fracture treatments cost from $25,000 to $75,000 per well. However, the results of such fracture treating will vary widely from well to well and may not be as successful as the Long No. 1.

Subsequent to discussions in the Partnership's 1996 Annual Report on Form 10-K in late February, 1997, Oklahoma did not pass legislation that would have allowed "infill drilling" similar to the Kansas Hugoton Field where regulations permit two gas wells per each 640 acres versus one well in the Oklahoma
Guymon-Hugoton Field. Such Oklahoma legislation, if passed, also would have eliminated the Guymon-Hugoton field rules that regulate the amount of gas production by all producers in the field. The Partnership believes the existing field rules are proven conservation measures and necessary to protect correlative rights among mineral owners and producers and to prevent waste.

On October 28, 1997 the Oklahoma Corporation Commission , which administers oil and gas conservation in Oklahoma, conducted a hearing on a proposal to set an allowable amount of production per well that essentially removes any production quantity restriction from 98% of the wells in the Guymon-Hugoton field. The hearing included contradictory viewpoints that the proposal encouraged infill drilling vs. that the proposal had no effect on the infill drilling issue. It is not known when the Oklahoma Corporation Commission will issue a decision or whether any decision will face legal challenges.

The Partnership continues to be active in supporting its views regarding possible Guymon-Hugoton regulatory action on rules regulating gas production quantities and on infill drilling. Both infill drilling and removal of restrictions on production amounts could result in considerable capital expenditures. The cost and outcome of such activities is unpredictable. On May 7, 1996 the Partnership announced a Unit repurchase program. While the Partnership has not repurchased and retired any Units to date, that program is still in place.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

     Item 1. Legal  Proceedings:  See Notes to Condensed  Financial  Statements.

     Item 5. Other Information:
         a) On July 2, 1997, the Partnership amended its Partnership agreement to change its address to 1919 S. Shiloh Road, Suite 600 - LB48, Garland, TX 75042-8234.
         b) Mr. Rawles Fulgham was re-appointed to the Partnership's Advisory Committee for a two year term. Mr. W. Randall Blank, also on the Advisory Committee, will be eligible for re-appointment to the Advisory Committee in 1998.

     Item 6. Exhibits  and  Reports  on Form 8-K:
         a)  Exhibit  27 -  Financial  Data Schedule
         b)  Reports on Form 8-K - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date: November 10, 1997                /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)