Form 10-K405
period 1997-12-31
DORCHESTER HUGOTON LTD
filed 1998-02-11
CIK 703814

                               1997 ANNUAL REPORT

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-10697

               [DORCHESTER LOGO]  DORCHESTER HUGOTON, LTD.
             (Exact name of registrant as specified in its charter)

                         TEXAS                                                  75-1829064
            (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
             incorporation or organization)

         1919 S. SHILOH ROAD, SUITE 600-LB48, GARLAND, TEXAS 75042-8234
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (972) 864-8610

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

     THE AGGREGATE MARKET VALUE OF THE VOTING SECURITIES HELD BY NON-AFFILIATES OF THE REGISTRANT ON JANUARY 1, 1998 WAS $139,545,000.

     AS OF FEBRUARY 1, 1998, THERE WERE OUTSTANDING DEPOSITARY RECEIPTS FOR 10,744,380 UNITS OF LIMITED PARTNERSHIP INTEREST IN DORCHESTER HUGOTON, LTD.

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

                   BUSINESS AND PROPERTIES OF THE PARTNERSHIP

     Dorchester Hugoton, Ltd. (the "Partnership") has its principal place of business at 1919 South Shiloh Road, Suite 600-LB 48, Garland, Texas 75042-8234 (telephone (972) 864-8610) with field offices in Hooker, Oklahoma and Amarillo, Texas and employed sixteen full time permanent employees (not including General Partners) as of January 1, 1998. The Partnership was formed on June 16, 1982 as a Texas limited partnership pursuant to a Certificate and Agreement of Limited Partnership (as amended, the "Partnership Agreement"), by Dorchester Gas Corporation ("DGC") which contributed to the Partnership working interests in certain natural gas properties in Kansas and Oklahoma. Depositary receipts ("Depositary Receipts") for units of limited partnership interest ("Units") were distributed on August 20, 1982 to DGC stockholders of record as of July 2, 1982 in the form of a taxable property dividend on the basis of one Unit for each ten shares of DGC common stock held. Neither DGC nor the Partnership received any proceeds from the distribution of the Units and cash payments were made in lieu of distributing fractional Units.

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

     Of the Partnership's 128 gas wells, 124 deliver natural gas through a 131 mile Partnership owned and operated gas pipeline gathering system to the Partnership's Oklahoma gas compressor station. Beginning November 1, 1994, the Partnership began operation of a new 5400 horsepower gas compression and dehydration facility and delivered gas to Panhandle Eastern Pipe Line Company ("PEPL"). Numerous other transmission pipelines are also nearby. The total cost of these facilities was $6.0 million which included offices and warehouse storage for both field and compressor operations. The Partnership's portion of gas sales averaged 15.7 million cubic feet per day ("MMCFD") during 1997.

     The Partnership began delivery of gas from its Oklahoma compression facilities to Williams Gas Processing -- Mid Continent Region Co., a subsidiary of the Williams Companies, Inc. during December, 1996 following Federal Energy Regulatory Commission approval. Williams Field Services Company subsequently processes the gas at its plant near Baker, Oklahoma and returns the gas as directed by the Partnership to the available transmission pipelines at the plant outlet which include Williams Natural Gas Company, PEPL, and Natural Gas Pipeline Company of America ("NGPL"). The gas returned to the Partnership for subsequent sale is of improved quality, including having the contaminant nitrogen removed.

     Until May 1, 1994, the Partnership's Oklahoma gas was processed by a Parker & Parsley Petroleum Company subsidiary or affiliate (presently part of Pioneer Natural Resources Company and the successor to Damson Oil Corporation & affiliates -- collectively referred to as "P&P"). Such processing, together with numerous other issues, was the subject of several lawsuits between the Partnership and P&P. All litigation with P&P was settled August 14, 1996 as discussed in Note 3 to the Financial Statements.

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

     However, the Partnership believes that it is possible that some of the Partnership acreage contains Fort Riley zones that are high enough structurally to avoid excessive water saturation and be gas productive. It is commonly believed that the shale layers have prevented "crossflow" or gas movement between the Chase Group productive zones. For example, it is commonly believed that gas in the Fort Riley has not flowed upward to the Winfield. However, it is not known to what extent, if any, gas from the Fort Riley has migrated laterally or vertically over the 50+ years. If the Fort Riley zone does not contain salt water and is found to have not migrated, additional reserves are possible. The Partnership's existing wells are mechanically not capable of being deepened. Consequently, to explore for additional reserves will require drilling a well and isolating the Fort Riley zone for testing.

     As previously stated in various Partnership Annual Reports on Form 10-K, the Partnership has always considered such additional zones as possibly productive but best characterized as "exploratory". Consequently, considering the numerous unknown factors such as possible salt water and possible previous migration of the Fort Riley, THE PARTNERSHIP CONTINUES TO URGE CAUTION IN PREDICTING THE OUTCOME OF SUCH EXPLORATION.

     As previously stated in press releases and quarterly reports during 1997, the Partnership drilled and completed the Matter No. 2A as a replacement gas well for the Matter No. 2 well which was plugged and abandoned. The Matter No. 2A was designed to isolate in the well bore the Fort Riley zone from other zones and commingle the gas at the wellhead on the surface of the ground. Such separation of the zones was designed to prevent the Fort Riley from simply flowing up the well bore into the lower pressured, productive zones of the Chase Group.

     Preliminary tests of the Matter No. 2A were thought to be favorable in both the Fort Riley zones and in the Winfield/Krider zones. Initially production was limited to the Winfield and Krider zones at 500 MCFD+ while the Fort Riley remained isolated. Subsequent attempts to produce solely from the Fort Riley while isolating the Winfield/Krider appeared successful at approximately 500 MCFD with minimal water production but unsuccessful at lower volumes because of inability to remove formation water buildup. Because pressure decreased in both zones while attempting to produce gas from only one zone, it is believed that the shale rock layer separating the zones may be unexpectedly leaking gas between the zones. Attempts to produce all zones at the same time were not continued because of concern such action could cause excessive pressure drop and increase formation water production. Recent production from the Matter No. 2A has been approximately 500 MCFD.

     Despite the overall favorable results from the Matter No. 2A, which continues to produce considerably more gas at higher pressure than previously produced from the nearby Matter No. 2, the Partnership does not believe it has sufficient information to reach any conclusions concerning the productive capability of the Fort Riley zone underlying the properties. Additionally, it cannot be determined what portion, if any, of the Matter No. 2A production leaked upward from the Fort Riley or originated from an anomaly in the Winfield and Krider zones.

     The Partnership anticipates obtaining state regulatory permission to drill another well to test the Fort Riley zone at another location during March or April, 1998 depending upon drilling rig availability. It is not known how many wells should be attempted to evaluate the potential of the Fort Riley formation.

     The Partnership also has minor royalty interests in various producing natural gas wells.

KANSAS PROPERTIES

     The Partnership currently operates and owns 100% of the working interest in 20 natural gas wells producing from the Kansas Hugoton field on 7,035 gross developed acres. The natural gas from these operated wells is currently delivered through a 26 mile gas gathering pipeline and compression facility owned by the Partnership and is sold in the field at spot market prices. The Partnership's portion of gas sales averaged 5.3 MMCFD during 1997. Compared to 1996, Kansas 1997 sales volumes have decreased. Such decreases are primarily a result of declining Kansas reservoir pressures experienced by the Partnership and other producers in the area. The Partnership began operation on November 5, 1997 of additional gas gathering pipelines and seven rental gas compressor units which are scattered over a ten mile area. Initial results showed a favorable increase in gas sales accompanied by an increase in water production which may require additional equipment. The total capital cost was approximately $470,000. The Partnership expects Kansas operating costs to increase by approximately $325,000 per year as a result of such field gas compression operations.

     During 1986, the Kansas Corporation Commission ("KCC") issued an order authorizing infill drilling on 320 acre spacing. Previously, each gas well required 640 acres. The Partnership drilled and completed on its operated properties eight producing wells through 1990 and one each in 1995, 1996 and 1997. One infill well was plugged in 1992 and another in 1993 for economic reasons. The Partnership also participated in infill drilling on non-operated properties in which the Partnership no longer has an interest (see Note 3 to Financial Statements).

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

REGULATION AND PRICES

     The transportation of natural gas after sale by the Partnership is subject to regulation by federal authorities, specifically by the Federal Energy Regulatory Commission (also referred to as the "FERC"), and production of natural gas is regulated by various state agencies or authorities. The Partnership's operations are also affected by various statutory controls or obligations and, in varying degrees, by political developments and federal and state laws and regulations. Natural gas production is affected by changing federal and state tax and other laws which are specifically applicable to the oil and gas industry, by constantly changing federal and state administrative regulations as well as possible interruption or termination by government authorities due to ecological and other considerations, etc. Allowable gas production rates have been, and should continue to be, subject to conservation and environmental laws and regulations.

     Both Kansas and Oklahoma regulate the amount of natural gas that can be produced by assigning to each well or proration unit a monthly allowable rate of production. The Partnership's allowable quantity of natural gas which may be produced from its Kansas properties is regulated by the KCC. These allowables increased April 1, 1994 primarily as a result of basic rule changes by the KCC. Recent field wide state tests for the past several years show a higher than normal decrease in the gas reservoir pressure of nearly all producers in our area of the Kansas Hugoton field.

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

     At present, the Guymon-Hugoton field is restricted by state conservation regulations to a maximum of one well for each 640 acres (subject to minor variances). Including the Partnership's 128 wells, there are about 1,350 currently producing gas wells in the Guymon-Hugoton Field owned by both independent producers and major oil and gas companies. Currently, a few producers and numerous other interested parties in the area are actively seeking either regulatory or legislative changes to enable "increased density drilling" similar to Kansas infill drilling on 320 acre spacing. At present, several producers in the field are actively opposing such infill drilling. The difference in beliefs appears to rest in whether such infill drilling results in increased reserves. In 1989 the Oklahoma Corporation Commission concluded hearings on infill drilling and determined the present density of one well per 640 acres was adequate to drain the 640 acres. Numerous studies of the Kansas infill drilling results have concluded that no new reserves were developed by infill drilling. This conclusion is consistent with the Partnership's experience in Kansas.

     A change or elimination in the existing Guymon-Hugoton field rules could result in a large number of wells being drilled that are not needed to produce the same gas that is being produced by the existing wells. The Partnership believes it is not usually economically justifiable to drill a second well on 640 acres in Oklahoma just to produce the same gas as the original well, only faster.

     In late February, 1997, Oklahoma did not pass legislation that would have allowed "infill drilling". Similar proposed legislation may arise in the future. On October 28, 1997 the Oklahoma Corporation Commission, which administers oil and gas conservation in Oklahoma, conducted a hearing on a proposal to set an allowable amount of production per well that essentially removes any production quantity restriction from 98% of the wells in the Guymon-Hugoton field. The hearing included contradictory viewpoints that the proposal encouraged infill drilling vs that the proposal had no effect on the infill drilling issue. On February 4, 1998 the Oklahoma Corporation Commission adopted rules that will essentially remove production volume limits from nearly all wells in the Guymon-Hugoton field in mid-1998. The Oklahoma Corporation Commission specifically provided that the rule changes have no bearing on the question of infill drilling which must be decided separately.

     The pricing of all the Partnership's gas sales, both in Kansas and Oklahoma, is primarily determined by supply and demand in the marketplace. This price can fluctuate considerably. Since January 1997, the lowest price was $1.64/MMBTU in March, 1997 and the highest was $4.16/MMBTU in January, 1997. The Partnership anticipates continued fluctuations in marketplace pricing.

     The Partnership's 1997 gas sales were generally sold based upon slight premiums above an index reflective of the market price of gas in the Oklahoma -- Kansas area. Effective May 1, 1997, the Partnership's Kansas gas was committed for sale and processing to PanEnergy Field Services, Inc. (now Duke Energy Field Services, Inc.) for a period of 3 years. Duke Energy will pay based on an index of the market price in the field plus a premium. Similarly, effective July 1, 1997 the Partnership's Oklahoma gas was committed for sale to Williams Energy Field Services Company ("WESCO") for a one year period at a premium over the market price index.

     The FERC is currently allowing regulated transmission pipelines to transfer or sell portions of their system classified or reclassified by the FERC as gas gathering pipelines to non-regulated entities or affiliates. Most of the Partnership's Oklahoma gas was not affected by any such sale or transfer and the Partnership believes the effect in Kansas to be minimal since only one of the two transmission pipelines to which the Partnership delivered gas became a non-regulated gathering pipeline. Although the Partnership negotiated on March 1, 1996 a two year agreement with Anadarko Gathering Company to provide gas transportation and mainline compression previously provided by a regulated transmission pipeline, such agreement has not been employed and the Partnership's gas from the 20 Kansas wells was delivered directly to a transmission pipeline or sold to Duke Energy Field Services, Inc. at the outlet of the Partnership's compressors. On May 1, 1996 the Partnership also negotiated a four year gas sales agreement with WFS Gas Resources Company (now WESCO) providing for gathering, compression, and sale of gas at market prices for four wells (three in which the Partnership has a minimal interest) that are not connected to the Partnership's Oklahoma gas gathering pipeline and compression facilities. This sales agreement replaced the previously regulated gathering and compression services provided by Williams Natural Gas Company.

COMPETITION

     The energy industry in which the Partnership competes is subject to intense competition among a large number of companies, both larger and smaller than the Partnership, many of which have financial and other resources greater than the Partnership. All present natural gas sales in Oklahoma and Kansas have generally been based upon a price slightly higher than an index price reflective of the spot market price in the area. See Note 1 to the Financial Statements for a discussion regarding material customers.

ENVIRONMENTAL LAWS AND REGULATIONS

     The costs associated with the Partnership's compliance with environmental laws and regulations has not had, and is not anticipated to have, a material effect on its capital expenditures, earnings or competitive position. The Partnership's gas production contains minimal contaminants other than nitrogen which is inert and non-toxic. The Partnership's quarterly air emission tests at its Oklahoma compression facility continue to comply with the Oklahoma Department of Environmental Quality's air quality regulations. The Kansas Department of Health and Environment ("KDHE") on July 24, 1997 issued the Partnership an air emissions operating permit for its Kansas compression facility. Previously such a permit was not required. At present, no permit is necessary for the 7 rental field compressors installed in 1997. In addition, one Kansas well underwent KDHE regulated non-hazardous soil removal and disposal to remedy minor mercury contamination during 1996 at minimal cost. No other Kansas well site required remedial attention.

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

     The Depositary Receipts have been traded on the Nasdaq Stock Market under the symbol "DHULZ" since August 26, 1982. The quoted market prices and reported trading volumes for 1997 and 1996 were as follows:

                                           1997                        1996
                                  -----------------------    -------------------------
                                  LOW     HIGH    VOLUME     LOW     HIGH      VOLUME
                                  ---     ----    -------    ---     ----      -------
First Quarter.................     13 1/8  17 1/4 560,000     10 3/4  13 1/2   482,000
Second Quarter................     12      14 1/4 555,000     12 1/2  15       415,000
Third Quarter.................     12 1/4  17 1/4 520,000     13 1/4  16       258,000
Fourth Quarter................     14 1/2  18 5/8 648,000     14 1/2  15 1/2   330,000

     As of January 1, 1998, there were approximately 4,200 Unitholders.

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

     Distributions per Unit have been as follows:

                                                           YEAR ENDED DECEMBER 31,
       QUARTER         1982   1983    1984    1985/86   1987    1988    1989/90/91   1992    1993    1994/95/96   1997
       -------         ----   -----   -----   -------   -----   -----   ----------   -----   -----   ----------   -----
First................  N/A    $ .02   $ .01    $ .01    $ .02   $ .03     $ .05      $ .05   $ .12     $ .17      $ .18
Second...............  N/A      .01     .01      .01      .02     .04       .05        .05     .15       .17        .18
Third................  $.01     .01     .01      .01      .03     .04       .05        .05     .17       .17        .18
Fourth...............  .02      .01     .01      .02      .03     .04       .05        .08     .17       .17        .18
                       ---    -----   -----    -----    -----   -----     -----      -----   -----     -----      -----
Total................  $.03   $ .05   $ .04    $ .05    $ .10   $ .15     $ .20      $ .23   $ .61     $ .68      $ .72
                       ===    =====   =====    =====    =====   =====     =====      =====   =====     =====      =====

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

     Hugoton Nominee, Inc., a Texas nominee corporation ("Nominee"), was formed in August 1982 on behalf of the Partnership and has agreed to act as the Limited Partner of record for those Unitholders of record who do not become Substituted Limited Partners. If Nominee receives notice of any action requiring the vote of Limited Partners, it will provide or cause to be provided such notice to the Unitholders of record representing Units for which Nominee is acting as the Limited Partner of record and inform those holders of their rights to become Substituted Limited Partners. The Partnership is required to reimburse Nominee for all expenses incurred in such capacity ($446 for 1997 and $343 for 1996) and shall indemnify it against certain liabilities incurred by Nominee in such capacity. Nominee may at any time resign or be removed by the Partnership, and a successor appointed.

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

                               PRINCIPAL HOLDERS

     The following table sets forth certain information regarding the beneficial ownership of Units by the General Partners, their officers, and the Partnership's officer effective as of January 1, 1998 and other persons, excluding depositaries, of record on January 1, 1998 who held 5% or more of the Units.

                                                          NUMBER OF
                                                            UNITS           PERCENT OF
                                                      BENEFICIALLY OWNED    CLASS(1)(3)
                                                      ------------------    -----------
P. A. Peak, Inc., General Partner....................            --                --
Preston A. Peak, President of P.A. Peak, Inc.........     1,577,412(2)         14.68%
James E. Raley, Inc., General Partner................            --                --
James E. Raley, President of James E. Raley, Inc.....        14,706              .14%
Wood Island Associates, Inc..........................       597,090             5.56%

---------------

(1) Based on 10,744,380 Units.
(2) Includes 1,576,412 Units owned by various entities for the benefit of Mr. Peak and his family, and 1,000 Units owned by Hugoton Nominee, Inc. of which he is the President and sole Director.

(3) The Units owned by the Advisory Committee members and the non-general partner officer of the Partnership is less than 1% of the total Units outstanding at December 31, 1997.

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

MANAGEMENT OF THE PARTNERSHIP

     The General Partners, who have purchased an aggregate 1% net profits interest in the Partnership, are P. A. Peak, Inc. whose sole shareholder is Preston A. Peak, age 75, Investor, and James E. Raley, Inc., whose sole shareholder is James E. Raley, age 58, Engineer. Kathleen A. Rawlings, age 40, is the Partnership's Principal Accounting Officer and Administrative Services Manager. She has been a full-time employee of the Partnership since 1983. Mr. Peak is a former member of the Board of Directors of Kaneb Services, Inc. as well as one of its subsidiaries. Mr. Raley is an independent consulting engineer.

     The Partnership established an Advisory Committee consisting of two independent advisors in August, 1995 to function as the Partnership's audit committee and to review and approve any transactions between the Partnership and its General Partners, including any compensation and benefits paid to the General Partners by the Partnership. Mr. Rawles Fulgham of Dallas, Texas and Mr.
W. Randall Blank of Houston, Texas presently serve on the Advisory Committee. Mr. Fulgham presently serves as senior advisor to Merrill Lynch & Co., Inc. and a director of Dresser Industries, Inc., NCH Corporation, Global Industrial Technologies, Inc., and Banctec, Inc. Mr. Blank is currently a consultant active in the natural gas industry. Previously, he was the Executive Vice President of Rockland Pipeline Company in Houston, Texas. He also serves on the Board of Directors of Panther Natural Gas Company.

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

     Under the Partnership Agreement, each General Partner is entitled to receive reasonable compensation for services rendered in operating and managing the Partnership. The agreement, as amended effective January 1, 1998 and August 9, 1995 provides for a management fee to be divided among the General Partners in an annual aggregate amount of $350,000 (previously $250,000 effective January 1, 1995) plus 1% of the annual gross income of the Partnership from the Partnership properties. These amounts, on an accrual basis, are included in the heading All Other Compensation within the following table (no salaries, bonuses or other annual compensation was paid or accrued):

                                                             ALL OTHER COMPENSATION
                                           ----------------------------------------------------------
                                           PRESTON A. PEAK OR    JAMES E. RALEY OR
       SUMMARY COMPENSATION TABLE           P.A. PEAK, INC.     JAMES E. RALEY, INC.
                  YEAR                      GENERAL PARTNER       GENERAL PARTNER      TOTAL FOR YEAR
                  ----                     ------------------   --------------------   --------------
1995....................................        $178,468              $202,278(a)         $380,746
1996....................................         132,064               283,958(a)         $416,022
1997....................................         107,797               326,022(a)         $433,819

---------------
(a) Includes the amount of taxable medical insurance premiums and payments of $5,894, $5,560, and $5,225 for James E. Raley in 1995, 1996, and 1997,
    respectively.

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

     The General Partners are reimbursed for all expenses incurred by them on behalf of the Partnership, including their general and administrative expenses (a total of $28,648 for 1997).

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

     There were no meetings of the Unitholders held during 1997.

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

INCOME TAX TREATMENT

     Dorchester Gas Corporation received the opinion of counsel that the Partnership would be classified as a partnership and that the Unitholders would be treated as limited partners for federal income tax purposes. AS A NATURAL RESOURCES PARTNERSHIP, THE PARTNERSHIP WILL NOT BE AFFECTED BY EXISTING TAX PROVISIONS THAT WILL CAUSE CERTAIN PUBLICLY TRADED PARTNERSHIPS TO BE TAXED AS CORPORATIONS IN 1998. The Partnership itself, to the extent that it is treated for federal income tax purposes as a partnership, is not subject to any federal income taxation, but it is required to file annual partnership returns of income. Each Unitholder will be required to take into account in computing his federal income tax liability his distributive share (determined in accordance with the allocation of profits and losses set forth in the Partnership Agreement) of all items of Partnership income, gain, loss, deduction or credit for any taxable year of the Partnership ending within or with his taxable year without regard to whether such Unitholder has received or will receive any cash distributions from the Partnership. The profits and losses of the Partnership are allocated 1% to the General Partners and 99% to the Limited Partners. The Partnership is a "federally registered partnership" pursuant to the provisions of the Internal Revenue Code. As such the IRS may assess a deficiency attributable to Partnership items within four years (instead of the normal three-year period) after the Partnership return is filed. The applicable period of limitation with respect to Partnership items may be extended for all Unitholders by the General Partners. No period of limitation extensions have been granted at this time.

     A Unitholder's distributive share of the taxable income or loss of the Partnership generally will be required to be included in determining his reportable income for state or local tax purposes in the jurisdiction in which he is a domicile or resident. In addition, the Partnership will conduct operations in some states, including Kansas and Oklahoma, which impose a tax on a Unitholder's share of the income derived from the activities or properties of the Partnership in that state whether or not the Unitholder is a resident or domicile of such state. Accordingly, a Unitholder may be subject to taxes in a state in which the Partnership has operations or properties in addition to the state in which the Unitholder has his residence or domicile. The Partnership initiated an agreement with the Kansas Department of Revenue removing the reporting burden for partners who are nonresidents of Kansas and satisfying any tax liability that might exist with respect to their allocable share of Partnership income attributable to Kansas for 1982 through 1997.

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

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            SELECTED FINANCIAL DATA
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994, AND 1993

                             (DOLLARS IN THOUSANDS)

                                            1997      1996      1995      1994      1993
                                           -------   -------   -------   -------   -------
Net operating revenues..................   $19,159   $17,055   $13,027   $11,624   $14,454
Net earnings............................   $12,665   $ 7,830   $ 7,592   $ 7,599   $ 9,687
Net earnings per Unit...................   $  1.17   $  0.72   $  0.70   $  0.70   $  0.89
Cash distributions per Unit.............   $  0.72   $  0.68   $  0.68   $  0.68   $  0.61
Total assets at December 31.............   $25,215   $22,683   $19,601   $18,861   $16,716
Notes payable -- long term..............   $   122   $ 3,144   $ 1,725   $ 1,850        --
Partnership capital at December 31......   $20,841   $15,389   $14,499   $13,769   $13,643

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Absent one-time special charges, such as the settlement of litigation in 1996 (See Note 3 to Financial Statements), the Partnership's year to year changes in net earnings and cash flows from operating activities are principally determined by changes in either natural gas sales volumes or gas prices. As shown in the following table, gas sales volumes were essentially unchanged from 1995 to 1996 and down 9% during 1997. Natural gas market prices were up significantly from 1995 to 1996 and up 17% during 1997. However, year to year comparisons of net earnings and cash flows are influenced by 1996 non-recurring items. Net earnings were $7,592,000 in 1995, $7,830,000 in 1996 and $12,665,000 in 1997. Operating cash flows were $9,104,000 in 1995, $10,291,000 in 1996 and
$15,482,000 in 1997. The non-recurring items that influenced 1996 results shown in Note 3 are a result of settlement litigation and a charge for refund of Kansas ad valorem tax reimbursements received in the 1983-1987 era. An additional amount of $105,000 was charged to operating costs in 1997 related to the Kansas refund. In connection with the litigation settlement, the Partnership will pay a production payment on May 15, 1998 of $846,938, of which $721,300 was accrued through December 31, 1997.

     The Partnership's 5,400 horsepower gas compression and dehydration facility in Oklahoma, which was constructed at a cost of approximately $6 million, has continued to operate satisfactorily since its start-up in November, 1994. Based on recent maintenance, the Partnership anticipates normal gradual increases in repairs. Electronic measurement was installed on the Oklahoma gas gathering pipelines during 1996. Total field operation employees increased from four to the current eight during 1994. This increase in personnel resulted from the Partnership's greater operational responsibility in both compression and gas gathering pipeline operations. Field consumption of natural gas at the compression and dehydration facilities is estimated to be approximately 4% of the inlet gas volume. The Partnership anticipates gradual increases in field operating costs and expenses as repairs to its 45-year-old pipelines and gas wells become more frequent. The Partnership does not anticipate significant replacement of these items at this time. As discussed in the 1997 third quarter report, the Partnership's routine workover of wells in both Kansas and Oklahoma during September, 1997 included fracture treating (the creation of cracks in the formation to assist gas flow toward the well bore from the producing zones). Following fracture treating, the Oklahoma Long No. 1 well recently produced 440 MCFD at 50 psig flowing pressure. The Partnership is particularly pleased with the Long No. 1 increase in pressure and believes that many of its Oklahoma wells are prospects for similar fracturing. Such fracture treatments cost from $25,000 to $75,000 per well. However, the results of such fracture treating will vary widely from well to well and may not be as successful as the Long No. 1. The Partnership anticipates attempting additional fracture treating beginning during the first quarter of 1998. One such fracture treatment concluded during January, 1998 preliminarily appears to have doubled production to 250 MCFD while increasing pressure.

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

     The Partnership's portion of gas sales volumes (in MMCF) not reduced for Oklahoma production payment, and weighted average BTU adjusted sales prices per MCF were as follows:

                                           YEAR ENDED DECEMBER 31
                                           -----------------------
                                           1997     1996     1995
                                           -----    -----    -----
Sales Volumes:
  Oklahoma..............................   5,746    6,250    6,467
  Kansas................................   1,936    2,202    2,017
                                           -----    -----    -----
          Total.........................   7,682    8,452    8,484
                                           =====    =====    =====
Weighted Average Sales Prices:
  Oklahoma..............................   $2.60    $2.24    $1.54
  Kansas................................    2.63     2.22     1.46
  Overall weighted average..............    2.61     2.24     1.52

     Oklahoma 1997 gas sales volumes were somewhat less than volumes in 1996 and slightly less than volumes in 1995 reflecting, in part, normal depletion and increased downtime for maintenance of equipment. During 1996, the Partnership drilled and completed two replacement wells in Oklahoma. During 1997, the Partnership drilled and completed the Matter No. 2A replacement well in Oklahoma -- see the Business and Properties of the Partnership section of this annual report.

     During 1997, the Partnership began operation of seven skid-mounted field rental gas compressor units -- see the Business and Properties of the Partnership section of this Annual Report. Kansas 1996 sales volumes were higher than 1995 volumes partly as a result of completion in January 1996 of modifications of the gas compression facilities and extension of the gas gathering pipelines. Prior to September 1, 1996 Kansas volumes in the above table reflect the Partnership's portion of 80% working interest in wells operated by the Partnership and 32% working interest in non-operated wells. After September 1, 1996, the Kansas volumes are from wells in which the Partnership owns 100% working interest. The change in working interest ownership had a negligible effect on the Partnership's portion of Kansas gas sales and reserves. During 1995, 1996 and 1997 the Partnership drilled and completed three additional infill wells in Kansas.

     As discussed in Business and Properties of the Partnership -- Oklahoma Properties, the Partnership will continue evaluating the potential of the Fort Riley zone. Also, as discussed in Business and Properties of the Partnership -- Regulations and Prices, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on rules regulating gas production quantities and on infill drilling. It is not known whether the February 4, 1998 change in Oklahoma rules regulating production will be subjected to judicial review. Both infill drilling and elimination of field rules could require considerable capital expenditures. THE OUTCOME AND THE COST OF SUCH ACTIVITIES IS UNPREDICTABLE. While the Partnership has not repurchased and retired any Units to date, that program is still in place. The Partnership anticipates no material impact on operations or on the financial statements due to Year 2000 computer issues.

     The Partnership is reviewing its strategic alternatives in light of the various mergers and other business transactions occurring in the natural gas and energy industry. Although no decision to sell or combine the Partnership's business with others has been made, the Partnership anticipates possible discussions with third parties which could result in such a decision. The Partnership has no timetable for any such discussions, and there is no assurance that any such discussions will lead to a transaction.

     The Partnership expects to adopt a severance policy for its employees during the first quarter of 1998 which would provide up to approximately $2.8 million of severance payments if such obligation occurs.

                             FINANCIAL INFORMATION
Financial Statements:

     Statements of Earnings for the Years Ended December 31, 1997, 1996 and
      1995.
     Balance Sheets as of December 31, 1997 and 1996.
     Statements of Changes in Partnership Capital for the Years Ended
      December 31, 1995, 1996 and 1997.
     Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
      1995.
     Notes to Financial Statements.

Exhibits:

           3.         -- Amended and Restated Certificate and Agreement of Limited Partnership, as amended
          3.01        -- Certificates of Amendments to the Agreement of Limited Partnership dated July 2,
                         1997 and December 15, 1997***
           4.1        -- Depositary Agreement, as amended*
           4.2        -- Specimen Depositary Receipt**
           4.3        -- Nominee Agreement among the Partnership, Dorchester and Nominee**
          27.         -- Financial Data Schedule***

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

*** Filed herewith.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Hugoton, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.
Dallas, Texas
February 10, 1998

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31
                                                               --------------------------------
                                                                 1997        1996        1995
                                                               --------    --------    --------
Net operating revenues:
  Natural gas sales.........................................   $20,049     $18,904     $12,903
  Other.....................................................       183         173         124
  Production payment (ORRI).................................    (1,073)       (818)         --
  Litigation settlement adjustment..........................        --      (1,204)         --
                                                               -------     -------     -------
          Total net operating revenues......................    19,159      17,055      13,027
                                                               -------     -------     -------

Costs and expenses:
  Operating.................................................     2,457       2,468       2,221
  Production taxes..........................................     1,193       1,035         831
  Depreciation, depletion and amortization..................     1,916       1,548       1,362
  General and administrative:
     Tax and regulatory reporting...........................       174         167         166
     Depositary and transfer agent fees.....................        10          10          14
     Other..................................................       376         325         402
  Management fees...........................................       428         410         375
  Interest expense..........................................       106         210         144
  Litigation settlement expense.............................        --       3,039          --
  Other expense (income)....................................      (166)         13         (80)
                                                               -------     -------     -------
          Total costs and expenses..........................     6,494       9,225       5,435
                                                               -------     -------     -------
Net earnings................................................    12,665     $ 7,830     $ 7,592
                                                               =======     =======     =======
Net earnings per Unit.......................................   $  1.17     $  0.72     $  0.70
                                                                  ====        ====        ====

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               1997       1996
                                                              -------    -------
Current assets:
  Cash and temporary cash investments.......................  $ 3,344    $   115
  Investments -- available for sale.........................    3,304      2,646
  Accounts receivable.......................................    2,086      3,054
  Prepaid expenses and other current assets.................      136        103
                                                              -------    -------
     Total current assets...................................    8,870      5,918
                                                              -------    -------
Property and equipment -- at cost:
  Natural gas properties (full cost method).................   26,827     25,442
  Other.....................................................    1,048      1,000
                                                              -------    -------
       Total................................................   27,875     26,442
Less accumulated depreciation, depletion and amortization:
  Full cost depletion.......................................   11,179      9,375
  Other.....................................................      351        302
                                                              -------    -------
       Total................................................   11,530      9,677
                                                              -------    -------
  Net property and equipment................................   16,345     16,765
                                                              -------    -------
       Total assets.........................................  $25,215    $22,683
                                                              =======    =======

                      LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
  Accounts payable..........................................  $   389    $   296
  Current portion of long-term debt.........................       22         47
  Production and property taxes payable.....................      820        755
  Royalties payable.........................................    1,063      1,199
  Distributions payable to unitholders......................    1,958      1,853
                                                              -------    -------
     Total current liabilities..............................    4,252      4,150
Notes payable -- long-term..................................      122      3,144
                                                              -------    -------
     Total liabilities......................................    4,374      7,294
                                                              -------    -------
Commitments and contingencies (Note 3)......................       --         --
Partnership capital:
  General partners..........................................      131         77
  Unitholders...............................................   20,710     15,312
                                                              -------    -------
     Total partnership capital..............................   20,841     15,389
                                                              -------    -------
       Total liabilities and partnership capital............  $25,215    $22,683
                                                              =======    =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                              GENERAL
                                                              PARTNERS   UNITHOLDERS   TOTAL
                                                              --------   -----------   ------
Year Ended December 31, 1995:
     Balance at December 31, 1994...........................    $ 61       $13,708     $13,769
                                                                ----       ------      ------
  Net earnings..............................................      76        7,516       7,592
                                                                ----       ------      ------
  Distributions:
     Cash paid on April 21, July 21 and October 20, 1995
       (17c per Unit).......................................     (55)      (5,480)     (5,535)
     Payable on January 19, 1996 to holders of record on
       December 31, 1995 (17c per Unit).....................     (19)      (1,826)     (1,845)
                                                                ----       ------      ------
            Total distributions.............................     (74)      (7,306)     (7,380)
                                                                ----       ------      ------
  Net unrealized holding gain on investments available for
     sale...................................................       5          545         550
  Other.....................................................      --          (32)        (32)
                                                                ----       ------      ------
     Balance at December 31, 1995...........................      68       14,431      14,499
                                                                ----       ------      ------
Year Ended December 31, 1996:
  Net earnings..............................................      78        7,752       7,830
                                                                ----       ------      ------
  Distributions:
     Cash paid on April 19, July 19 and October 18, 1996
       (17c per Unit).......................................     (55)      (5,480)     (5,535)
     Payable on January 17, 1997 to holders of record on
       December 31, 1996 (17c per Unit).....................     (19)      (1,826)     (1,845)
                                                                ----       ------      ------
            Total distributions.............................     (74)      (7,306)     (7,380)
                                                                ----       ------      ------
  Net unrealized holding gain on investments available for
     sale...................................................       5          450         455
  Other.....................................................      --          (15)        (15)
                                                                ----       ------      ------
     Balance at December 31, 1996...........................      77       15,312      15,389
                                                                ----       ------      ------
Year Ended December 31, 1997:
  Net earnings..............................................     127       12,538      12,665
                                                                ----       ------      ------
  Distributions:
     Cash paid on April 18, July 18, October 17, 1997
       (18c per Unit).......................................     (59)      (5,802)     (5,861)
     Payable on January 16, 1998 to holders of record on
       December 31, 1997 (18c per Unit).....................     (19)      (1,934)     (1,953)
                                                                ----       ------      ------
            Total distributions.............................     (78)      (7,736)     (7,814)
                                                                ----       ------      ------
  Net unrealized holding gain on investments available for
     sale...................................................       6          652         658
  Other.....................................................      (1)         (56)        (57)
                                                                ----       ------      ------
     Balance at December 31, 1997...........................    $131       $20,710     $20,841
                                                                ====       ======      ======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995
                             (DOLLARS IN THOUSANDS)

                                                               1997       1996       1995
                                                              -------    -------    ------
Cash flows from operating activities:
  Net earnings..............................................  $12,665    $ 7,830    $7,592
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation, depletion and amortization...............    1,916      1,548     1,362
     Loss on sale of property and equipment.................        1          7        12
     Other..................................................      (57)       (15)      (32)
     Changes in current assets and liabilities:
       Accounts receivable..................................      968        143       (56)
       Prepaid expenses and other current assets............      (33)        33       (49)
       Accounts payable, taxes and royalties payable........       22        945       275
       Other accrued liabilities............................       --       (200)       --
                                                              -------    -------    ------
Net cash provided by operating activities...................   15,482     10,291     9,104
                                                              -------    -------    ------
Cash flows from investing activities:
  Capital expenditures......................................   (1,550)    (4,361)   (1,305)
  Cash received on sale of property and equipment...........       53         24        29
                                                              -------    -------    ------
Net cash used by investing activities.......................   (1,497)    (4,337)   (1,276)
                                                              -------    -------    ------
Cash flows from financing activities:
  Proceeds from long-term borrowing.........................    7,200     13,700     9,200
  Loan payments.............................................  (10,247)   (12,347)   (9,325)
  Other.....................................................       --         --      (123)
  Distributions paid to Unitholders.........................   (7,709)    (7,375)   (7,397)
                                                              -------    -------    ------
Net cash used by financing activities.......................  (10,756)    (6,022)   (7,645)
                                                              -------    -------    ------
Increase (decrease) in cash and temporary cash
  investments...............................................    3,229        (68)      183
Cash and temporary cash investments at beginning of year....      115        183        --
                                                              -------    -------    ------
Cash and temporary cash investments at end of year..........  $ 3,344    $   115    $  183
                                                              =======    =======    ======

Supplemental cash flow and other information:
  Interest paid (no interest was capitalized)...............  $   109    $   204    $  142
                                                              =======    =======    ======
  Distributions declared but not paid.......................  $ 1,958    $ 1,853    $1,848
                                                              =======    =======    ======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

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

     Reclassification -- Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

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

     Investments -- The Partnership's investments consist of 54,000 shares of Exxon Corporation common stock purchased for $1,776,450 in 1993 and are classified as available for sale. The Partnership has recognized an unrealized holding gain on the increase in value of $658,125, $455,625 and $550,125 in 1997, 1996 and 1995, respectively. These adjustments have been treated as a separate component of the Partnership's capital. At December 31, 1997 and 1996, the carrying value of this stock, based on the quoted market price, was $3,304,125 and $2,646,000, respectively.

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

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     General Partners -- The Partnership's General Partners have the overall responsibility for the management, operation and future development of the properties. Each General Partner is entitled to receive reasonable compensation in the form of a management fee, to be divided among the General Partners in an annual aggregate amount of $350,000 effective January 1, 1998 (previously $250,000 effective January 1, 1995) plus 1% of the gross income from the Partnership properties for services rendered in operating and managing the Partnership. The General Partners are also reimbursed for all general and administrative expenses incurred by them on behalf of the Partnership.

     Operating Agreement -- The Partnership operates substantially all of its natural gas properties. Efforts are made to balance each working interest owner's share of production to gas marketed by increasing or decreasing the volumes of gas allocated to each working interest owner in subsequent months so that each such working interest owner shall be able to share in the actual cumulative production in proportion to its interest in the properties. The Partnership receives in-kind the Partnership's share of gas produced from 11 wells in Oklahoma (10 operated by others and 1 operated by the Partnership). At December 31, 1997 the net balance owed the Partnership is approximately 5,000 MCF compared to 4,000 MCF and 62,000 MCF at December 31, 1996 and 1995, respectively.

     Other Agreements -- Effective May 1, 1997, the Partnership's Kansas gas was committed for sale and processing to PanEnergy Field Services, Inc. (now Duke Energy Field Services, Inc.) for a period of 3 years. Duke Energy will pay based on an index of the market price in the field plus a premium. Similarly, effective July 1, 1997 the Partnership's Oklahoma gas was committed for sale to Williams Energy Services Company ("WESCO") for a one year period at a premium over the market price index. During 1996, the Partnership's Oklahoma gas began a five year commitment to Williams Field Services Company for delivery through a processing facility. The quantity sold to WESCO is determined by nominations at the processing facility outlet and imbalances with actual deliveries to Williams Field Services Company are corrected in each subsequent month. At December 31, 1997 the imbalance was approximately 14,000 MMBTU owed the Partnership.

Operating Revenue -- Natural gas revenues are recognized as production and sales take place (the "sales method"). The Partnership's purchasers (including their affiliates) who accounted for more than 10% of natural gas revenues for each of the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                 PURCHASER   PURCHASER   PURCHASER   PURCHASER
                                                    "A"         "B"         "C"         "D"
                                                 ---------   ---------   ---------   ---------
1997...........................................     70%         13%                     16%
1996...........................................     77%         19%
1995...........................................     36%                     55%

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

     Simplified Employee Pension Plan -- Contributions aggregating $130,937, $75,493, and $57,274, were made to eligible employees' accounts for 1997, 1996 and 1995, respectively under the Partnership's simplified employee pension plan. Employees become eligible in their third calendar year of employment. The Partnership does not have any other post-retirement benefit plans.

     Operating Leases -- The Partnership rents administrative office space under leases expiring at various dates through 2001. The Partnership also rents seven skid-mounted field gas compressor units under one year agreements that extend into the fourth quarter of 1998 and thereafter on a month to month basis.

     Environmental Costs -- Expenditures for environmental related activities are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

2. LOANS AND LONG-TERM DEBT

     On July 19, 1994, the Partnership entered into a $15,000,000 unsecured revolving credit facility (the "Credit Agreement") with Bank One, Texas, NA (the "Bank"). Effective September 1, 1997, the Credit Agreement was restated to decrease the borrowing base from $8,500,000 to $6,000,000, which will subsequently be re-evaluated by the Bank at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility includes both cash advances and any letters of credit that the Partnership may need, with interest being charged at the Bank's base rate, which was 8.5% on December 31, 1997. All amounts borrowed under this facility become due and payable on July 31, 1999. As of December 31, 1997, a letter of credit totaling $25,000 was issued under the credit facility and the amount borrowed was $100,000. The Partnership is required to maintain certain minimum defined financial ratios with respect to its current ratio and the ratio of net cash flow to debt service. In addition, Partnership capital must be maintained above specified amounts. This note has been guaranteed by the General Partners. Since July 1994 the maximum amount borrowed under the Credit Agreement has been $5,800,000. The 1997 and 1996 weighted average amounts borrowed under the Credit Agreement was $807,000 and $2,200,000, respectively.

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

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. LITIGATION AND OTHER

     On August 14, 1996 the Partnership paid Parker & Parsley Petroleum Company entities (successor to Damson Oil Corporation and Dorchester Master Limited Partnership and presently part of Pioneer Natural Resources
Company -- collectively referred to as "P&P" or as "Parker & Parsley") $7 million in settlement of all outstanding litigation. Some of the numerous issues resolved by this settlement include the withdrawal by P&P of its claims of gas processing rights to the Partnership's Oklahoma gas production, its rights to participate in any Oklahoma gas wells, and its claims for unpaid production payment amounts. The Partnership will, prospectively only, pay P&P any production payment (overriding royalty interest) amount that may be due as set forth in a 1986 amended agreement. The first production payment of $1,034,472.39 was paid on May 15, 1997 and covered the year ended February 28, 1997. An additional amount of approximately $721,300 has been accrued for the period March 1, 1997 through December 31, 1997. The production payment calculation is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes. The Partnership also agreed to exchange with P&P its interests in non-operated Kansas wells for P&P's interests in Kansas wells which the Partnership presently operates. Consequently, the Partnership increased its working interest ownership from 80% to 100% in each of its Kansas operated wells. In addition, the settlement confirmed the Partnership's ownership of the gas gathering pipelines that deliver gas from the Partnership's Oklahoma wells to its gas compressor facilities. The settlement resulted in an earnings charge of approximately $4,263,000, a reduction of liabilities of $200,000 and an increase in natural gas properties of $3,025,000 as reflected in the Partnership's 1996 financial statements. These amounts represent the cash payment of $7,000,000 along with additional costs such as royalty payments and legal fees.

     During 1996 the Partnership booked $395,000 to operating expenses for Kansas tax reimbursements (which included related interest through December 31, 1996) received by the Partnership during the years 1983 to 1987. This charge results from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory Commission. On September 10, 1997 the Partnership, as well as numerous other parties, was denied regulatory relief with respect to this matter. During November 1997 the Partnership received a refund request from Panhandle Eastern Pipe Line Company ("PEPL"). Although the Partnership disagrees with some of the calculations, an additional amount of $105,000 was booked during 1997. Assuming PEPL prevails on their calculations, the amount to be paid March 9, 1998 would be approximately $573,000 which includes approximately $65,000 possibly waived or recoverable from others.

4. UNAUDITED NATURAL GAS RESERVE INFORMATION

     Proved natural gas reserves are estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The Partnership retained Calhoun Engineering, Inc., an independent petroleum engineering consulting firm, to provide annual estimates as of December 31 of each year of the Partnership's future net recoverable natural gas reserves. Proved developed natural gas reserves for the year beginning January 1, 1995 were revised to be more comparable to reserves of others in the same field. This effect is shown in the tabulation below as 1995 revisions. The Partnership has no known reserves of crude oil. There have been no events that have occurred since December 31, 1997 that would have a material effect on the proved developed natural gas reserves. The estimated net quantities of proved natural gas

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

reserves (all of which were from developed properties located within the United States) at December 31, 1997, 1996 and 1995 and the changes for the years then ended were as follows:

                                                              NATURAL GAS (MMCF)
                                                          ---------------------------
                                                           1997      1996      1995
                                                          ------    ------    -------
Estimated quantity, beginning of year..................   78,250    90,925     83,989
Revisions in previous estimates........................    1,320    (3,950)    15,701
Production.............................................   (8,139)   (8,725)    (8,765)
                                                          ------    ------    -------
Estimated quantity, end of year........................   71,431    78,250     90,925
                                                          ======    ======    =======
Development costs incurred (in thousands of dollars)...   $1,385    $4,274    $ 1,149
                                                          ======    ======    =======

     The standardized measure of discounted future net cash flows related to proved natural gas reserves at December 31, 1997, 1996 and 1995 (in thousands of dollars) follows:

                                                         1997       1996       1995
                                                       --------   --------   --------
Future estimated gross revenues.....................   $152,982   $269,314   $173,699
Future estimated gross production payment (ORRI)....      6,421     16,022         --
Future estimated production and development costs...     62,495     61,734     57,064
                                                       --------   --------   --------
Future estimated net revenues.......................     84,066    191,558    116,635
Future estimated net revenues 10% annual discount
  for estimated timing of cash flows................    (28,936)   (76,712)   (47,051)
                                                       --------   --------   --------
Standardized measure of discounted future estimated
  net revenues......................................   $ 55,130   $114,846   $ 69,584
                                                       ========   ========   ========
Sales of natural gas produced, net of production
  costs.............................................   $(15,346)  $(13,417)  $ (9,851)
Net changes in prices and production costs..........    (57,714)    53,718     12,914
Revisions of previous quantity estimates............      2,363     (1,224)     8,367
Accretion of discount...............................   10,272..      6,312      4,881
Other...............................................        709       (127)       152
                                                       --------   --------   --------
Net change in standardized measure of discounted
  future estimated net revenues.....................   $(59,716)  $ 45,262   $ 16,463
                                                       ========   ========   ========

5. UNAUDITED QUARTERLY FINANCIAL DATA

     Quarterly financial data for the last two years (dollars in thousands) is summarized as follows:

                                               1997 QUARTER ENDED                      1996 QUARTER ENDED
                                      -------------------------------------   -------------------------------------
                                                           SEPTEM-   DECEM-                        SEPTEM-   DECEM-
                                      MARCH 31   JUNE 30   BER 30    BER 31   MARCH 31   JUNE 30   BER 30    BER 31
                                      --------   -------   -------   ------   --------   -------   -------   ------
Net operating revenues...............  $5,729    $3,695    $4,022    $5,713    $4,697    $4,671    $2,388    $5,299
Net earnings (loss)..................   3,959     2,183     2,580    3,943      3,246     3,282    (2,310)    3,612
Net earnings (loss) per Unit.........     36c       21c       24c      36c        30c       30c      (21c)      33c

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 1997                           DORCHESTER HUGOTON, LTD.

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

P.A. PEAK, INC.

               By /s/ PRESTON A. PEAK                    General Partner                February 11, 1998
 --------------------------------------------------
                   Preston A. Peak
             President and Sole Director

JAMES E. RALEY, INC.

                By /s/ JAMES E. RALEY                    General Partner                February 11, 1998
 --------------------------------------------------
                   James E. Raley
             President and Sole Director

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

          3.             -- Amended and Restated Certificate and Agreement of Limited
                            Partnership, as amended
          3.01           -- Certificates of Amendments to the Agreement of Limited
                            Partnership dated July 2, 1997 and December 15, 1997***
          4.1            -- Depositary Agreement, as amended*
          4.2            -- Specimen Depositary Receipt**
          4.3            -- Nominee Agreement among the Partnership, Dorchester and
                            Nominee**
         27.             -- Financial Data Schedule***

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

*** Filed herewith.