Form 10-Q
period 1998-03-31
DORCHESTER HUGOTON LTD
filed 1998-04-30
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 1998                 Commission file number 0-10697



                            DORCHESTER HUGOTON, LTD.
             (Exact name of registrant as specified in its charter)




              Texas                                     75-1829064
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or organization)



         1919 S. Shiloh Road, Suite 600 - LB 48, Garland, TX 75042-8234
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (972) 864-8610


                                      None
                  Former name, former address and former fiscal
                       year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 30, 1998, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                 March 31, 1998


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of March 31, 1998 and
          December 31, 1997 (Unaudited)

          Condensed Statements of Earnings for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

          Condensed Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      March 31, 1998 and December 31, 1997
                            (In Thousands of Dollars)
                                                           March 31,  Dec. 31,
                                                             1998       1997
                                                           --------   --------
                             ASSETS
Current assets:
    Cash and cash equivalents ........................      $ 4,176    $ 3,344
    Restricted cash ..................................          366        -0-
    Investments - available for sale .................        3,652      3,304
    Accounts receivable, net .........................        1,918      2,086
    Prepaid expenses and other current assets ........          113        136
                                                            -------    -------
      Total current assets ...........................       10,225      8,870

Property and equipment - at cost:                            27,915     27,875
    Less depreciation, depletion, and amortization ...      (12,002)   (11,530)
                                                            -------   --------
      Net property and equipment .....................       15,913     16,345
                                                            -------   --------

Total assets .........................................      $26,138    $25,215
                                                            =======    =======

              LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
    Accounts payable and other current liabilities ...      $   412    $   411
    Production and property taxes payable or accrued .          718        820
    Royalties and production payment payable .........        1,250      1,063
    Distributions payable to Unitholders .............        1,958      1,958
                                                            -------    -------
      Total current liabilities ......................        4,338      4,252
Long-term debt .......................................          100        122
                                                            -------    -------
      Total liabilities ..............................        4,438      4,374

Commitments and contingencies (Note 2)

Partnership capital
    General partners .................................          140        131
    Unitholders ......................................       21,560     20,710
                                                            -------    -------
      Total partnership capital ......................       21,700     20,841
                                                            -------    -------

Total liabilities and partnership capital ............      $26,138    $25,215
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997
                            (In Thousands of Dollars)




                                                           Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           1998         1997
                                                         --------     --------

Net operating revenues:
     Natural gas sales .............................     $  4,250     $ 6,023
     Other .........................................           49          50
     Production payment (ORRI) .....................         (202)       (344)
                                                         --------     -------
Total net operating revenues .......................        4,097       5,729
                                                         --------     -------
Costs and expenses
    Operating, including production taxes ..........          878         984
    Depletion, depreciation & amortization .........          505         485
    General and administrative .....................          143         148
    Management fees ................................          125         116
    Interest ......................................            10          58
    Other income, net ..............................          (28)        (21)
                                                         --------     -------
Total costs and expenses ...........................        1,633       1,770
                                                         --------     -------
Net earnings .......................................     $  2,464     $ 3,959
                                                         ========     =======
Net earnings per Unit (in dollars) .................     $   0.23     $  0.36
                                                         ========     =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997
                            (In Thousands of Dollars)




                                                            1998          1997
                                                           -------      -------

Cash flows provided by operating activities ..........     $ 2,887      $ 4,726
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of property & equipment ................         (79)        (182)
    Cash received on sale of
           other property & equipment ................         -0-           27
                                                           -------      -------
Cash flows used in investing activities ..............         (79)        (155)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (1,954)      (1,845)
    Additions to long-term debt ......................         -0-        2,700
    Reductions of long-term debt .....................         (22)      (5,422)
                                                           -------      -------
Cash flows used in financing activities ..............      (1,976)      (4,567)
                                                           -------      -------

Increase in cash and cash equivalents ................         832            4
Cash and cash equivalents at January 1, ..............       3,344          115
                                                           -------      -------
Cash and cash equivalents at March 31, ...............     $ 4,176      $   119
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed financial statements reflect all adjustments (consisting only of normal, recurring adjustments and certain adjustments discussed in Note
     2) which are, in the opinion of management, necessary for a fair presentation of Dorchester Hugoton, Ltd.'s (the "Partnership's") financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. Per-Unit information is calculated by dividing the 99% interest owned by the Unitholders by the 10,744,380 Units outstanding.

2. During 1996 the Partnership booked $395,000 to operating expenses for refund of Kansas tax reimbursements (which included related interest through December 31, 1996) received by the Partnership during the years 1983 to 1987. This charge results from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory Commission. The Partnership received a refund request from Panhandle Eastern Pipe Line Company ("PEPL") and an additional amount of $105,000 was booked during 1997. Subsequently, the Partnership and PEPL have reached agreement on a portion of the disputed amounts and on March 9, 1998 $151,756.92 was paid to PEPL. An additional $366,633.13, which is still awaiting possible regulatory/judicial/legislative action, was placed into an escrow account. The escrowed funds include amounts possibly waived, recovered or recoverable from others. A reduction to operating expense of $51,000 offset by an allowance of $36,000 for the uncollectible portion not waived has been booked through March 31, 1998.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 (the "Agreement") with Bank One, Texas, N.A. The Agreement has a current borrowing base of $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8.5% on April 30, 1998. All amounts borrowed under this facility will become due and payable on July 31, 1999. As of April 30, 1998, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was approximately $100,000 during the first quarter of 1998.

4. As previously discussed in the 1997 Annual Report on Form 10-K, the Partnership adopted a severance policy during the first quarter of 1998. Benefits are generally payable to employees and General Partner(s) in the event of a reduction in force or the elimination of a position or group of positions. The policy provides for up to approximately $2.8 million of severance payments if such obligations occur.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three months ended March 31, 1998 were $2,887,000 compared to $4,726,000 for the same period of 1997 while net earnings were $0.23 and $0.36 per Unit, respectively for the same periods. Operating cash flows and net earnings were lower during 1998 primarily as a result of significantly lower natural gas market prices compared to the same period last year as shown in the table below.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the financial statements for additional information. As of April 30, 1998, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was approximately $100,000 during the first quarter of 1998. Cash and temporary cash investments totaled $4,542,000 on March 31, 1998 compared to $3,344,000 on December 31, 1997.

In connection with the Oklahoma properties, on May 15, 1998 the Partnership will pay approximately $847,000 in production payments for the year ended February 28, 1998. An additional $62,000 has been accrued for March, 1998.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payment) and weighted average sales prices were:

                                             Three Months Ended
                                        ----------------------------
                                            March 31,
                                        ----------------     Dec. 31
                                         1998       1997       1997
Sales Volumes - MMCF:                   -----      -----      -----
   Oklahoma ...............             1,439      1,491      1,495
   Kansas .................               466        500        496
                                        -----      -----      -----
Total MMCF ................             1,905      1,991      1,991
                                        =====      =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............             $2.21      $3.02      $2.98
   Kansas .................              2.30       3.03       3.07
Overall Weighted Average - $/MCF        $2.23      $3.03      $3.01

Oklahoma natural gas sales volumes were slightly lower during the first quarter compared to the first quarter of 1997 as a result of routine state well tests during the current quarter. Kansas natural gas sales volumes were also slightly lower during the first quarter compared to the same quarter of 1997 partly as a result of natural reservoir changes.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



During  April,  1998 the  Partnership  drilled  its second well to test the Fort
Riley zone in Oklahoma (see 1997 Annual Report on Form 10-K). Preliminary results do not appear as favorable as the 1997 test well although evaluation will continue. It is not known how many wells should be attempted to evaluate the potential of the Fort Riley formation. The outcome of such exploration is unpredictable. Unrelated to the Fort Riley zone, the two Oklahoma wells that have been fracture treated continue to produce at approximately the same increased volumes and pressures. Additional fracture treatments are planned.

As previously discussed in the 1997 Annual Report on Form 10-K, on February 4, 1998 the Oklahoma Corporation Commission ("OCC"), which administers state oil and gas conservation, adopted rules that will essentially remove limits on all gas well production volume in mid-1998 in the Guymon Hugoton field including gas from the Partnership's wells. The OCC specifically provided that the rule changes have no bearing on the question of infill drilling which must be decided separately. Infill drilling, if adopted, would likely allow one well for each 320 acres (as in the Partnership's Kansas properties) versus the present one well for each 640 acres. Both infill drilling and elimination of field rules could require considerable capital expenditures. THE OUTCOME AND THE COST OF SUCH ACTIVITIES IS UNPREDICTABLE.

While the Partnership has not repurchased and retired any of its publicly traded Units to date, the previously announced program is still in place. The Partnership anticipates no material impact on operations or on the financial statements due to Year 2000 computer issues.

As previously discussed in the 1997 Annual Report on Form 10-K, the Partnership is reviewing its strategic alternatives in light of the various mergers and other business transactions occurring in the natural gas and energy industry. Although no decision to sell or combine the Partnership's business with others has been made, the Partnership anticipates possible discussions with third parties which could result in such a decision. The Partnership has no timetable for any such discussions, and there is no assurance that any such discussions will lead to a transaction. As discussed in Note 4, during the first quarter of 1998 the Partnership adopted a severance policy which would provide up to approximately $2.8 million of severance payments if such obligations occur.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

     Item 1. Legal Proceedings: See Notes to Condensed Financial Statements.

     Item 5. Other Information: On April 3, 1998 the Partnership amended Section 3.08(a) of the Restated Certificate and Agreement to provide for reasonable severance payments for the General Partners.

     Item 6. Exhibits and Reports on Form 8-K:
          a) Exhibit 3.02 - Amendment to the Partnership Agreement dated April 3, 1998
          b)   Exhibit 27 - Financial Data Schedule
          c) Reports on Form 8-K - On April 7, 1998, the Partnership announced that it had changed its principal accountant from Coopers & Lybrand, L.L.P. to Grant Thornton, LLP effective April 3, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date:  April 30, 1998                  /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)