Form 10-Q
period 1998-06-30
DORCHESTER HUGOTON LTD
filed 1998-08-03
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1998                   Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of July 31, 1998, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                  June 30, 1998


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of June 30, 1998 and
          December 31, 1997 (Unaudited)

          Condensed Statements of Earnings for the Three and Six
          Months Ended June 30, 1998 and 1997 (Unaudited)

          Condensed Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997 (Unaudited)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                       June 30, 1998 and December 31, 1997
                            (In Thousands of Dollars)

                                                           June 30,   Dec. 31,
                                                             1998       1997
                                                           --------   --------
                                     ASSETS
Current assets:
    Cash and cash equivalents .......................      $  3,583    $ 3,344
    Restricted cash ..................................          370        -0-
    Investments - available for sale .................        4,568      3,304
    Accounts receivable, net .........................        1,488      2,086
    Prepaid expenses and other current assets ........          191        136
                                                            -------    -------
      Total current assets ...........................       10,200      8,870

Property and Equipment - at cost .....................       28,299     27,875
    Less depreciation, depletion and amortization ....      (12,486)   (11,530)
                                                            -------   --------
      Net property and equipment .....................       15,813     16,345
                                                            -------   --------

Total Assets .........................................      $26,013    $25,215
                                                            =======    =======

                       LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
    Accounts payable and other current liabilities ...      $   570    $   411
    Production and property taxes payable or accrued .          638        820
    Royalties and production payment payable .........          497      1,063
    Distributions payable to Unitholders .............        1,958      1,958
                                                            -------    -------
      Total current liabilities ......................        3,663      4,252
Long-term debt .......................................          100        122
                                                            -------    -------
      Total liabilities ..............................        3,763      4,374

Commitments and contingencies (Note 2)

Partnership capital
    General partners .................................          145        131
    Unitholders ......................................       22,105     20,710
                                                            -------    -------
      Total partnership capital ......................       22,250     20,841
                                                            -------    -------

Total liabilities and partnership capital ............      $26,013    $25,215
                                                            =======    =======

                     The accompanying condensed notes are an
                   integral part of hese financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

            For the Three and Six Months Ended June 30, 1998 and 1997
                            (In Thousands of Dollars)




                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       ------------------      ----------------
                                         1998       1997        1998     1997
                                       --------   -------      -------  -------

Net operating revenues:
     Natural gas sales ..............  $ 4,129    $ 3,840      $ 8,379  $ 9,863
     Other ..........................       55         42          104       92
     Production payment (ORRI) ......     (193)      (187)        (395)    (531)
                                       -------    -------     -------- --------
Total net operating revenues .......     3,991      3,695        8,088    9,424
                                       -------    -------     -------- --------
Costs and expenses
    Operating, including prod. taxes       940        849        1,818    1,833
    Depletion, depreciation & amort.       495        458        1,000      943
    General and administrative .....       131        134          274      282
    Management fees ................       124         97          249      213
    Interest .......................        10         20           20       78
    Other income, net ..............       (70)       (46)         (98)     (67)
                                       -------    -------     -------- --------
Total costs and expenses ...........     1,630      1,512        3,263    3,282
                                       -------    -------     --------  -------
Net earnings .......................   $ 2,361    $ 2,183     $  4,825  $ 6,142
                                       =======    =======     ========  =======
Net earnings per Unit (in dollars) .   $  0.22    $  0.21     $   0.45  $  0.57
                                       =======    =======     ========  =======





                     The accompanying condensed notes are an
                  integral part of these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997
                            (In Thousands of Dollars)




                                                            1998         1997
                                                           -------      -------

Cash flows provided by operating activities ..........     $ 5,384      $ 7,883
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of prop. & equipment ...................        (475)        (746)
    Purchase of securities - available for sale ......        (741)         -0-
    Cash received on sale of other prop. & equipment..         -0-           34
                                                           -------      -------
Cash flows used in investing activities ..............      (1,216)        (712)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (3,907)      (3,799)
    Additions to long-term debt ......................         -0-        5,200
    Reductions of long-term debt .....................         (22)      (8,222)
                                                           -------      -------
Cash flows used in financing activities ..............      (3,929)      (6,821)
                                                           -------      -------

Increase in cash and cash equivalents ................         239          350
Cash and cash equivalents at January 1, ..............       3,344          115
                                                           -------      -------
Cash and cash equivalents at June 30, ................     $ 3,583      $   465
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

2. Through December 31, 1997 the Partnership recorded $500,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory Commission. The Partnership and PEPL reached agreement on a portion of the disputed amounts and on March 9, 1998 $151,756.92 was paid to PEPL. An additional $366,633.13, which is still awaiting possible regulatory/judicial/legislative action, was placed into an escrow account. At June 30, the value of the escrow is approximately $370,000. The escrowed funds include amounts possibly waived, recovered or recoverable from others. A reduction to operating expense of $51,000 offset by an allowance of $36,000 for the uncollectible portion not waived has been booked during the first six months of 1998.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 (the "Agreement") with Bank One, Texas, N.A. The Agreement has a current borrowing base of $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8.5% on July 31, 1998. All amounts borrowed under this facility will become due and payable on July 31, 1999. As of July 31, 1998, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility remained $100,000 during the second quarter of 1998.

4. Comprehensive income, as defined in Statement of Financial Accounting Standards No. 130, includes holding gains on investments available for sale and is calculated below:
                                        Three Months Ended    Six Months Ended
                                        ------------------    -----------------
                                             June 30,             June 30,
                                        ------------------    -----------------
                                         1998        1997      1998       1997
                                        ------      ------    ------     ------
      Net earnings....................  $2,361      $2,183    $4,825     $6,142
      Unrealized holding gain on
        available for sale securities.     175         398       523        661
                                        ------      ------    ------     ------
      Comprehensive income............  $2,536      $2,581    $5,348     $6,803
                                        ======      ======    ======     ======

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three and six months ended June 30, 1998 were $2,497,000 and $5,384,000 compared to $3,157,000 and
$7,883,000 for the same periods of 1997. Second quarter 1998 cash flows from operating activities were impacted by modest increases in second quarter natural gas market prices and by slightly lower natural gas sales volumes compared to the second quarter of 1997. Second quarter 1997 cash flows were positively impacted by the timing of receivable collections at month-end compared to 1998. Since the second quarter of 1997, the Partnership has shortened the time between sales of gas production and receipt of payment. Six month operating cash flows have been negatively impacted during 1998 by lower natural gas market prices and lower 1998 gas sales volumes compared to the same period of 1997. During March, 1998 the Partnership also paid to Panhandle Eastern Pipe Line Company or into an escrow account approximately $500,000 (See Note 2 to the Financial Statements).

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the financial statements for additional information. As of July 31, 1998, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was $100,000 during the first and second quarter of 1998. Cash and cash equivalents totaled $3,583,000 at June 30, 1998 compared to $3,344,000 on December 31, 1997.
During the quarter ending June 30, 1998, the Partnership increased its common stock holdings in Exxon Corp. by 10,000 shares to 64,000 shares.

In connection with the Oklahoma properties, on May 15, 1998 the Partnership paid approximately $847,000 in production payments for the year ended February 28, 1998; an additional $241,000 has been accrued through June 30, 1998. During the quarter ending June 30, 1998, the Partnership completed a transaction that resulted in the sale of the Partnership's 50% working interest in one non-operated Oklahoma well and the Partnership's acquisition of overriding royalty interests in one Partnership owned and operated Oklahoma well. The net cash outlay by the Partnership in the transaction was approximately $166,000. During July, 1998 the Partnership acquired for $220,000 a royalty interest in Kansas of approximately 3% that included two wells operated by the Partnership and two non-Hugoton wells operated by others .

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payment) and weighted average sales prices were:

                                  Three Months Ended           Six Months Ended
                               ----------------------------    -----------------
                                   June 30,                         June 30,
                               ----------------     Mar. 31,   -----------------
                                1998       1997       1998      1998       1997
Sales Volumes - MMCF:          -----      -----      -----     -----      -----
   Oklahoma ...............    1,410      1,387      1,439     2,849      2,878
   Kansas .................      435        491        466       901        991
                               -----      -----      -----     -----      -----
Total MMCF ................    1,845      1,878      1,905     3,750      3,869
                               =====      =====      =====     =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $2.22      $2.04      $2.21     $2.21      $2.55
   Kansas .................     2.30       2.06       2.30      2.30       2.55
Overall Weighted Avg - $/MCF   $2.24      $2.04      $2.23      2.23       2.55

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Oklahoma gas sales volumes were essentially unchanged during the 1998 second quarter compared to the previous 1998 quarter and compared to the 1997 second quarter as well as for the comparable six month periods of 1997 and 1998. Kansas 1998 gas sales volumes during the second quarter were slightly less than the first quarter of 1998. Compared to 1997, Kansas 1998 gas sales volumes were lower than the comparable 1997 second quarter and the 1997 same six month period. Such decreases are primarily a result of natural reservoir declines experienced by the Partnership and other producers in the Kansas area.

As previously announced in the Partnership's March 31, 1998 Quarterly Report on Form 10-Q, the Partnership drilled and completed its second well to test the Guymon-Hugoton field Fort Riley zone in Oklahoma. The second well's recent production of 125 MCF per day while pumping 50 bbls of water per day is not as favorable as the now plugged original well on the same acreage which produced approximately 175 MCF per day with no water from the upper zones of the Guymon-Hugoton field. Present state regulations do not allow gas production from two Guymon-Hugoton field wells on the same 640 acres. However, the Fort Riley production from the lower zone is all NEW production. The previously producing upper zone reserves can later be produced from this same second well upon ceasing production from the Fort Riley zone. As discussed in the 1997 Annual Report on Form 10-K, the Partnership's 1997 Matter 2A well, which now produces about 426 MCF per day, was inconclusive as to Fort Riley productivity. The Partnership anticipates attempting another Fort Riley well during the next few months. IT IS NOT KNOWN HOW MANY WELLS SHOULD BE ATTEMPTED TO EVALUATE THE POTENTIAL OF THE FORT RILEY FORMATION. THE OUTCOME OF SUCH EXPLORATION IS UNPREDICTABLE.

In 1997 and prior Annual Reports on Form 10-K, the Partnership's property interests have been described as relatively shallow Guymon-Hugoton or Kansas-Hugoton without specific details regarding depth. Because of newly announced plans by others for deeper drilling underlying the Partnership's acreage, the Partnership clarifies that it owns the Council Grove formation under most of the Partnership's acreage in Oklahoma. The Partnership owns only a minor overriding royalty interest in the Kansas Council Grove formation. Production from the relatively shallow Oklahoma Council Grove (which is not part of the Guymon-Hugoton field) is presently non-existent on the Partnership's acreage; however, two wells on adjoining acreage have been completed. The Partnership has begun looking into such offsetting activity. IT IS NOT KNOWN IF SUCH CLOSER LOOK WILL RESULT IN ANY PLANS BY THE PARTNERSHIP TO ATTEMPT DRILLING A COUNCIL GROVE WELL. All previous preliminary reviews yielded unfavorable predictions.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)




As previously discussed in the Partnership's 1997 Annual Report on Form 10-K, the routine workover of wells in Kansas and Oklahoma included fracture treating (the creation of cracks in the formation to assist gas flow toward the well bore from the producing zones). While the results of one workover in Kansas was not successful in improving production or increasing pressure, five well workovers in Oklahoma are all producing increased volumes. Four of the five wells have increased in pressure which combined with increased additional volume generally indicates increased reserves. Such fracture treatments cost from $25,000 to $75,000 per well. HOWEVER, THE RESULTS OF SUCH FRACTURE TREATING CAN VARY WIDELY FROM WELL TO WELL AND MAY NOT BE SUCCESSFUL. The Partnership anticipates continuing additional fracture treating during 1998.

As previously discussed in the 1997 Annual Report on Form 10-K, on February 4, 1998 the Oklahoma Corporation Commission ("OCC"), which administers state oil and gas conservation, adopted rules that will essentially remove limits on all gas well production volume in the Guymon Hugoton field including most gas from the Partnership's wells. The effective date and actual publication of the new rules are still pending. The OCC specifically provided that the rule changes have no bearing on the question of infill drilling which must be decided separately. Infill drilling, if adopted, would likely allow one well for each 320 acres (as in the Partnership's Kansas properties) versus the present one well for each 640 acres. Both infill drilling and elimination of the field rules could require considerable capital expenditures. THE OUTCOME AND COST OF SUCH ACTIVITIES IS UNPREDICTABLE.

The Partnership is in the process of reviewing and making necessary modifications to its computer systems for year 2000 compliance. Costs incurred to date to modify the Partnership's computer systems have not been material, and future costs are not expected to be material. Timely completion of such modifications is not considered to be a material risk to the Company. The Partnership is in the process of initiating formal communications with its significant suppliers and large customers to determine the extent to which the Partnership's operations may be potentially vulnerable to those third parties' failure to prepare for the year 2000 change.

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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

     Item 1. Legal  Proceedings:  See Notes to Condensed  Financial  Statements.

     Item 5. Other Information: Effective September 8, 1998, the transfer agent for the Partnership's depositary units will change from American Stock Transfer & Trust Company to BankBoston, N.A., %Boston EquiServe Limited Partnership, 150 Royall Street, Canton, MA 02021.

     Item 6. Exhibits  and  Reports  on Form 8-K:
         a)  Exhibit  27 -  Financial  Data Schedule
         b)  Reports on Form 8-K - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date:July 31, 1998                     /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)