Form 10-Q
period 1998-09-30
DORCHESTER HUGOTON LTD
filed 1998-11-03
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1998            Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 31, 1998, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                               September 30, 1998


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of September 30, 1998 and
          December 31, 1997 (Unaudited)

          Condensed Statements of Earnings for the Three and Nine
          Months Ended September 30, 1998 and 1997 (Unaudited)

          Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                    September 30, 1998 and December 31, 1997
                            (In Thousands of Dollars)

                                                           Sept. 30,  Dec. 31,
                                                             1998       1997
                                                           --------   --------
                                     ASSETS
Current assets:
    Cash and cash equivalents .......................      $  3,968    $ 3,344
    Restricted cash ..................................          375        -0-
    Investments - available for sale .................        4,520      3,304
    Accounts receivable, net .........................        1,290      2,086
    Prepaid expenses and other current assets ........          154        136
                                                            -------    -------
      Total current assets ...........................       10,307      8,870

Property and Equipment - at cost .....................       28,672     27,875
    Less depreciation, depletion and amortization ....      (12,940)   (11,530)
                                                            -------   --------
      Net property and equipment .....................       15,732     16,345
                                                            -------   --------

Total Assets .........................................      $26,039    $25,215
                                                            =======    =======

                       LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
    Accounts payable and other current liabilities ...      $   460    $   411
    Production and property taxes payable or accrued .          708        820
    Royalties and production payment payable .........          614      1,063
    Distributions payable to Unitholders .............        1,958      1,958
                                                            -------    -------
      Total current liabilities ......................        3,740      4,252
Long-term debt .......................................          100        122
                                                            -------    -------
      Total liabilities ..............................        3,840      4,374

Commitments and contingencies (Note 2)

Partnership capital
    General partners .................................          145        131
    Unitholders ......................................       22,054     20,710
                                                            -------    -------
      Total partnership capital ......................       22,199     20,841
                                                            -------    -------

Total liabilities and partnership capital ............      $26,039    $25,215
                                                            =======    =======

                     The accompanying notes are an integral
                  part of these condensed financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

         For the Three and Nine Months Ended September 30, 1998 and 1997
                            (In Thousands of Dollars)




                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                       ------------------     ------------------
                                         1998       1997        1998     1997
                                       --------   -------      -------  -------

Net operating revenues:
     Natural gas sales ..............  $ 3,685    $ 4,202      $12,064  $14,065
     Other ..........................       44         41          148      133
     Production payment (ORRI) ......     (164)      (221)        (559)    (752)
                                       -------    -------      -------  -------
Total net operating revenues .......     3,565      4,022       11,653   13,446
                                       -------    -------      -------  -------
Costs and expenses
    Operating, including prod. taxes       940        773        2,758    2,613
    Depletion, depreciation & amort.       506        448        1,506    1,391
    General and administrative .....       116        137          390      412
    Management fees ................       120         99          369      312
    Interest .......................        10         18           30       96
    Other income, net ..............       (77)       (33)        (175)    (100)
                                       -------    -------      -------  -------
Total costs and expenses ...........     1,615      1,442        4,878    4,724
                                       -------    -------      -------  -------
Net earnings .......................   $ 1,950    $ 2,580      $ 6,775  $ 8,722
                                       =======    =======      =======  =======
Net earnings per Unit (in dollars) .   $  0.18    $  0.24      $  0.63  $  0.80
                                       =======    =======      =======  =======





                     The accompanying notes are an integral
                  part of these condensed financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997
                            (In Thousands of Dollars)




                                                            1998         1997
                                                           -------      -------

Cash flows provided by operating activities .............  $ 8,135      $10,997
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of property & equipment ...................     (917)      (1,215)
    Purchase of securities - available for sale .........     (741)         -0-
    Cash received on sale of other property & equipment..       30           45
                                                           -------      -------
Cash flows used in investing activities .................   (1,628)      (1,170)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ...................   (5,861)      (5,755)
    Additions to long-term debt .........................      -0-        7,200
    Reductions of long-term debt ........................      (22)     (10,222)
                                                           -------      -------
Cash flows used in financing activities .................   (5,883)      (8,777)
                                                           -------      -------

Increase in cash and cash equivalents ...................      624        1,050
Cash and cash equivalents at January 1, .................    3,344          115
                                                           -------      -------
Cash and cash equivalents at September 30, ..............  $ 3,968      $ 1,165
                                                           =======      =======











                     The accompanying notes are an integral
                  part of these condensed financial statements.

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

2. Through December 31, 1997 the Partnership recorded $500,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory Commission. The Partnership and PEPL reached agreement on a portion of the disputed amounts and on March 9, 1998 $151,756.92 was paid to PEPL. An additional $366,633.13, which is still awaiting possible regulatory/judicial/legislative action, was placed into an escrow account. At September 30, the value of the escrow is approximately $375,000. The escrowed funds include amounts possibly waived, recovered or recoverable from others. A reduction to operating expense of $51,000 offset by an allowance of $36,000 for the uncollectible portion not waived has been booked during the first nine months of 1998.

     The Partnership is involved in a few other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 (the "Agreement") with Bank One, Texas, N.A. The Agreement has a current borrowing base of $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8.5% on September 30, 1998 and 8.0% on October 31, 1998. All amounts borrowed under this facility will become due and payable on July 31, 2001. As of October 31, 1998, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility remained $100,000 during the third quarter of 1998.

             DORCHESTER HUGOTON, LTD. (A Texas Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


4. Comprehensive income, as defined in Statement of Financial Accounting Standards No. 130, includes holding gains on investments available for sale and is calculated below (in thousands of dollars):

                                        Three Months Ended    Nine Months Ended
                                        ------------------    -----------------
                                           September 30,        September 30,
                                        ------------------    -----------------
                                         1998       1997       1998      1997
                                        -------    -------    -------   -------
      Net earnings..................... $ 1,950    $ 2,580    $ 6,775   $ 8,722
      Unrealized holding gain (loss) on
        available for sale securities..     (48)       472        475     1,133
                                        -------    -------    -------   -------
      Comprehensive income............. $ 1,902    $ 3,052    $ 7,250   $ 9,855
                                        =======    =======    =======   =======
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three and nine months ended September 30, 1998 were $2,751,000 and $8,135,000 compared to $3,114,000 and
$10,997,000 for the same periods of 1997. Net cash flows from operations were lower during the 1998 third quarter and the 1998 nine month period compared to the same 1997 periods primarily as a result of decreased natural gas market prices coupled with essentially unchanged overall sales volumes (see table below). Also during March, 1998 the Partnership paid to Panhandle Eastern Pipe Line Company or into an escrow account approximately $500,000 (See Note 2 to the Financial Statements). On May 15, 1998 the Partnership paid approximately $847,000 in Oklahoma production payments for the year ended February 28, 1998; an additional $393,000 has been accrued through September 30, 1998. During July, 1998 the Partnership acquired in Kansas for $220,000 a royalty interest of approximately 3% that included two wells operated by the Partnership and two non-Hugoton wells operated by others.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the financial statements for additional information. As of October 31, 1998, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was $100,000 during the first nine months of 1998. Cash and cash equivalents totaled $3,968,000 at September 30, 1998 compared to $3,344,000 on December 31, 1997.
During the quarter ended June 30, 1998, the Partnership increased its common stock holdings in Exxon Corp. by 10,000 shares to 64,000 shares.

                           DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payments) and weighted average sales prices were:

                                    Three Months Ended         Nine Months Ended
                               ----------------------------    -----------------
                                 September 30,                   September 30,
                               ----------------     June 30,   -----------------
                                1998       1997       1998      1998       1997
Sales Volumes - MMCF:          -----      -----      -----     -----      -----
   Oklahoma ...............    1,432      1,374      1,410     4,281      4,251
   Kansas .................      413        448        435     1,314      1,440
                               -----      -----      -----     -----      -----
Total MMCF ................    1,845      1,822      1,845     5,595      5,691
                               =====      =====      =====     =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $1.97      $2.30      $2.22     $2.13      $2.47
   Kansas .................     2.10       2.34       2.30      2.24       2.48
Overall Weighted Avg - $/MCF   $2.00      $2.31      $2.24      2.16       2.47

Oklahoma 1998 gas sales volumes were essentially unchanged compared to previous and prior year periods. Kansas 1998 gas sales volumes during the third quarter were slightly less than the second quarter of 1998. Kansas 1998 gas sales volumes were lower than the comparable 1997 periods. Such decreases are primarily a result of natural reservoir declines experienced by the Partnership and other producers in the Kansas area.

As discussed in the 1997 Annual Report on Form 10-K, the Partnership's Matter 2A Well, which now produces about 412 MCF per day, was inconclusive as to Guymon-Hugoton Field Fort Riley zone productivity. The second Oklahoma Fort Riley test (reported in both first and second Quarter Reports on Form 10-Q) continues to produce approximately 86 MCF per day of new production solely from the Fort Riley zone, while pumping 30 BBLS of water per day. During the next few months, the Partnership expects to recomplete this second well into the Winfield/Krider Zones and cease Fort Riley production. During August, 1998, the Partnership drilled and completed a third Fort Riley test which recently produced approximately 130 MCF per day of new production solely from the Fort Riley zone. Because present state regulations do not allow gas production from two Guymon-Hugoton field wells on the same 640 acres, the original well (last producing 85 MCF per day) was plugged. The Partnership believes the current 130 MCF per day from the third Fort Riley well could likely change as a result of current well stimulation work. The Partnership anticipates evaluating several months results before considering another Fort Riley well. IT IS NOT KNOWN HOW MANY WELLS SHOULD BE ATTEMPTED TO EVALUATE THE POTENTIAL OF THE FORT RILEY FORMATION. THE OUTCOME OF SUCH EXPLORATION IS UNPREDICTABLE.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


As discussed in the 1998 Second Quarter Report on Form 10-Q, the Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present seven wells have been drilled by others. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. However, recent results by others have varied from 108 MCF per day with water production to over 1,000 MCF per day initially with significant volume declines in subsequent months.

As previously discussed in the Partnership's 1997 Annual Report on Form 10-K, the routine workover of wells in Kansas and Oklahoma includes fracture treating (the creation of cracks in the formation to assist gas flow toward the well bore from the producing zones). While the results of one workover in Kansas was not successful in improving production or increasing pressure, seven well workovers in Oklahoma are producing increased volumes. Six of the seven wells have increased in pressure, which combined with increased additional volume, generally indicates increased reserves. Such fracture treatments cost from $25,000 to $75,000 per well. THE RESULTS OF SUCH FRACTURE TREATING CAN VARY WIDELY FROM WELL TO WELL AND MAY NOT BE SUCCESSFUL. However, at present, Oklahoma per well volume increases have been outstanding ranging from 40% (175 to 250 MCF per day) to 300% (148 to 461 MCF per day). The Partnership anticipates continuing additional fracture treating during 1998 and 1999.

As previously discussed in the 1997 Annual Report on Form 10-K, on July 1, 1998 the Oklahoma Corporation Commission ("OCC"), which administers state oil and gas conservation, implemented (without announcement) previously adopted rules that essentially remove limits on all gas well production volume in the Guymon Hugoton field including most gas from the Partnership's wells. The OCC specifically provided that the rule changes have no bearing on the question of infill drilling which must be decided separately. Infill drilling, if adopted, would likely allow one well for each 320 acres (as in the Partnership's Kansas properties) versus the present one well for each 640 acres. Both infill drilling and elimination of the field rules could require considerable capital expenditures. THE OUTCOME AND COST OF SUCH ACTIVITIES IS UNPREDICTABLE. Thus far, the Partnership has not noticed any activity resulting from elimination of field rules that would require unusual or accelerated investment in more gas compression or other facilities needed to stay competitive with offsetting operators.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Partnership's field and administrative operations are being reviewed for Year 2000 compliance. The Partnership's previous normal upgrades resulted in most internal operations already being Year 2000 compliant. Some remaining operations, such as non-essential personal computers and non-financial software products, can be easily upgraded at nominal costs and inconvenience. The
Partnership has contacted its gas purchasers and third party software and service vendors concerning Year 2000. Those third parties not already compliant have indicated that they are working to be compliant. The Partnership is preparing or has prepared contingency plans regarding those third parties that do not currently meet Year 2000 compliance. Costs incurred to date, future costs, implementation of contingency plans and completion of modifications or replacements have not been and are not expected to be material or pose a material risk.

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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

     Item 1. Legal  Proceedings:  See Notes to Condensed  Financial  Statements.

     Item 5. Other  Information:
          a)   Effective   September  8,  1998,   the  transfer  agent  for  the
               Partnership's depositary units changed from American Stock Transfer & Trust Company to BankBoston, N.A., %Boston EquiServe Limited Partnership, 150 Royall Street, Canton, MA 02021.
          b) Mr. W. Randall Blank was re-appointed to the Partnership's Advisory Committee for a two year term. Mr. Rawles Fulgham, also on the Advisory Committee, will be eligible for re-appointment in 1999.

     Item 6. Exhibits  and  Reports  on Form 8-K:
          a)   Exhibit  27 -  Financial  Data Schedule
          b)   Reports on Form 8-K - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date: November 3, 1998                 /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)