Form 10-K405
period 1998-12-31
DORCHESTER HUGOTON LTD
filed 1999-02-12
CIK 703814

                               1998 ANNUAL REPORT

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-10697

                          DORCHESTER HUGOTON, LTD.
             (Exact name of registrant as specified in its charter)

                        TEXAS
           (State or other jurisdiction of                                  75-1829064
           incorporation or organization)                      (I.R.S. Employer Identification No.)

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

     THE AGGREGATE MARKET VALUE OF THE VOTING SECURITIES HELD BY NON-AFFILIATES OF THE REGISTRANT ON JANUARY 1, 1999 WAS $92,081,000.

     AS OF FEBRUARY 1, 1999, THERE WERE OUTSTANDING DEPOSITARY RECEIPTS FOR 10,744,380 UNITS OF LIMITED PARTNERSHIP INTEREST IN DORCHESTER HUGOTON, LTD.

     Documents Incorporated by Reference:  None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET

                         FORM 10-K ITEM
                       NUMBER AND CAPTION                             CAPTION IN FORM 10-K
                       ------------------                             --------------------
PART I:

 1.  Business..............................................  Business and Properties of the
                                                               Partnership
 2.  Properties............................................  Business and Properties of the
                                                               Partnership
 3.  Legal Proceedings.....................................  Financial Information
 4.  Submission of Matters to a Vote of Security Holders...  None

PART II:
 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters...................................  Depositary Receipts and the Depositary
                                                               Agreement
 6.  Selected Financial Data...............................  Selected Financial Data
 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations...................  Management's Discussion and Analysis of
                                                               Financial Condition And Results of
                                                               Operations
 8.  Financial Statements and Supplementary Data...........  Financial Information
 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure...................  None

PART III:
10.  Directors and Executive Officers of the Registrant....  The Partnership
11.  Executive Compensation................................  The Partnership
12.  Security Ownership of Certain Beneficial Owners and
     Management............................................  Principal Holders
13.  Certain Relationships and Related Transactions........  The Partnership

PART IV:
14.  Exhibits and Reports on Form 8-K......................  Financial Information

                   BUSINESS AND PROPERTIES OF THE PARTNERSHIP

     Dorchester Hugoton, Ltd. (the "Partnership") has its principal place of business at 1919 S. Shiloh Road, Suite 600-LB 48, Garland, Texas 75042-8234 (telephone (972) 864-8610) with field offices in Hooker, Oklahoma and Amarillo, Texas and employed sixteen full time permanent employees (not including General Partners) as of January 1, 1999. The Partnership was formed on June 16, 1982 as a Texas limited partnership pursuant to a Certificate and Agreement of Limited Partnership (as amended, the "Partnership Agreement"). Depositary receipts for units of limited partnership interest were originally distributed on August 20, 1982 in the form of a taxable property dividend.

     The Partnership's principal operating assets consist of working interests and support facilities for properties that produce natural gas from the Hugoton gas field in Kansas and Oklahoma. The Hugoton field is considered one of the most prolific gas fields in the United States. All of the Partnership's current working interest wells (except for Kansas infill wells and Oklahoma replacement and Fort Riley wells) were drilled and have been producing since prior to 1954.

OKLAHOMA PROPERTIES

     During 1998 the Partnership sold its working interest in one non-operated Oklahoma well and, at the same time, acquired overriding royalty interests in one Partnership owned and operated well. As a result, the Partnership's Oklahoma working interests changed from including 128 natural gas wells (115.7 net wells) to 127 natural gas wells (115.2 net wells) in the Guymon-Hugoton field. Additionally, the Partnership's gross developed Oklahoma acreage changed from 80,501 acres (74,621 net acres) to 79,861 acres (74,301 net acres). The Partnership continues to operate and own interests in 117 wells in Oklahoma, of which the Partnership has a 100% working interest in 109 wells, working interests ranging from 50% to 88% in 5 wells and liquefiable hydrocarbons interests only in the remaining 3 wells. The Partnership also has working interests ranging from 25% to 50% per well in a 10 well group (previously 11) operated by an unaffiliated third party. The Partnership also has minor royalty interests in various producing natural gas wells.

     Of the Partnership's 127 gas wells, 124 deliver natural gas through a 132 mile Partnership owned and operated gas pipeline gathering system to the Partnership's Oklahoma gas compressor station. Beginning November 1, 1994, the Partnership began operation of a new 5400 horsepower gas compression and dehydration facility and delivered gas to Panhandle Eastern Pipe Line Company ("PEPL"). Numerous other transmission pipelines are also nearby. The total cost of these facilities was $6.0 million which included offices and warehouse storage for both field and compressor operations.

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

     Wells in the Guymon-Hugoton field are drilled into a 150 feet thick geological formation commonly called the Chase Group. An average Partnership well will encounter the top of the Chase Group approximately 2,700 feet below the surface. This formation typically consists of non-productive shale rock layers that separate the productive zones commonly called Herington, Krider, Winfield and the deeper Fort Riley. At the time of drilling the Partnership's wells (primarily during the late 1940's), the Fort Riley zone was considered to contain salt water rather than natural gas and was frequently not penetrated. Based on current information, the Fort Riley zone for the most part appears to be full of water.

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

     Thus far the Partnership has drilled and completed three wells to test the Fort Riley zone. Each of the three wells replaced an existing gas well which was plugged and abandoned as required by Oklahoma regulations. The first of the three wells initially appeared to be favorable in both the Fort Riley zones and Winfield/Krider zones; however, subsequent testing indicated that gas leaked upward through the shale rock layer separating the zones, causing Fort Riley evaluations to be inconclusive. The first of the three wells recently produced 404 MCFD at 79 psig which is an improvement over the plugged well's previous 105 MCFD at 24 psig. The second of the three Fort Riley test wells was not as successful, producing 78 MCFD while pumping 30 bbls of water per day. This second well replaced a Winfield/Krider well that produced 175 MCFD with no water. In December 1998, this second Fort Riley well was plugged and recompleted in the Winfield/Krider zone and recently produced 194 MCFD at 48 psig. The third Fort Riley test recently produced between 110-112 MCFD at 18 psig. The third well's production is not stable as a result of gradual water encroachment which has twice required bailing. The third Fort Riley test replaced a Winfield/Krider well that produced 85 MCFD at 20 psig.

KANSAS PROPERTIES

     The Partnership currently operates and owns 100% of the working interest in 20 natural gas wells producing from the Kansas Hugoton field on 7,035 gross developed acres. The natural gas from these operated wells is currently delivered through a 26 mile gas gathering pipeline and compression facility owned by the Partnership and is sold in the field at spot market prices. Compared to 1997, Kansas 1998 sales volumes have decreased. Such decreases are primarily a result of declining Kansas reservoir pressures experienced by the Partnership and other producers in the area. On November 5, 1997 the Partnership began operation of additional gas gathering pipelines and seven rental gas compressor units which are scattered over a ten mile area. Initial results showed a favorable increase in gas sales accompanied by an increase in condensed water accumulation in the gathering pipelines. The total capital cost was approximately $470,000. The Partnership's 1998 Kansas operating costs for such field gas compression operations were approximately $344,000.

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

     During July 1998 the Partnership acquired in Kansas a royalty interest of approximately 3% that included two wells operated by the Partnership and two non-Hugoton wells operated by others. The Partnership also has minor overriding royalty interests in producing natural gas wells in Kansas.

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

REGULATION AND PRICES

     The transportation of natural gas after sale by the Partnership is subject to regulation by federal authorities, specifically by the Federal Energy Regulatory Commission (also referred to as the "FERC"), and production of natural gas is regulated by various state agencies or authorities. The Partnership's operations are also affected by various statutory controls or obligations and, in varying degrees, by political developments and federal and state laws and regulations. Natural gas production is affected by changing federal and state tax and other laws which are specifically applicable to the oil and gas industry, by constantly changing federal and state administrative regulations as well as possible interruption or termination by government authorities due to ecological and other considerations. Allowable gas production rates have been, and are, to varying degrees, subject to conservation and environmental laws and regulations.

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

     At present, the Oklahoma Guymon-Hugoton field is restricted by state conservation regulations to a maximum of one well for each 640 acres (subject to minor variances). Including the Partnership's 127 wells, there are about 1,350 currently producing gas wells in the Guymon-Hugoton Field owned by both independent producers and major oil and gas companies. Previously, a few producers and numerous other interested parties in the area were actively seeking either regulatory or legislative changes to enable "increased density drilling" similar to Kansas infill drilling on 320 acre spacing. At present, several producers in the field have actively opposed such infill drilling. The difference in beliefs appears to rest in whether such infill drilling results in increased reserves. In 1989 the Oklahoma Corporation Commission concluded hearings on infill drilling and determined the present density of one well per 640 acres was adequate to drain the 640 acres. Numerous studies of the Kansas infill drilling results have concluded that no new reserves were developed by infill drilling. This conclusion is consistent with the Partnership's experience in Kansas.

     A change in the Guymon-Hugoton field rules allowing infill drilling could result in a large number of wells being drilled that are not needed to produce the same gas that is being produced by the existing wells. The Partnership believes it is not usually economically justifiable to drill a second well on 640 acres in Oklahoma just to produce the same gas as the original well, only faster. THE OUTCOME AND COST OF INFILL DRILLING IS UNPREDICTABLE.

     In late February 1997, Oklahoma did not pass legislation that would have allowed "infill drilling". Similar proposed legislation may arise in the future. On October 28, 1997 the Oklahoma Corporation Commission, which administers oil and gas conservation in Oklahoma, conducted a hearing on a proposal to change the allowable amount of production per well in the Guymon-Hugoton field. The hearing included contradictory viewpoints that the proposal encouraged infill drilling vs. that the proposal had no effect on the infill drilling issue. On February 4, 1998 the Oklahoma Corporation Commission adopted rules that essentially removed production volume limits from nearly all wells in the Guymon-Hugoton field effective July 1, 1998. THE OUTCOME AND COST OF REMOVAL OF PRODUCTION LIMITS IS UNPREDICTABLE. THUS FAR, THE PARTNERSHIP HAS NOT NOTICED ANY ACTIVITY RESULTING FROM THE CHANGE OF FIELD RULES THAT WOULD REQUIRE UNUSUAL OR ACCELERATED INVESTMENT IN MORE GAS COMPRESSION OR OTHER FACILITIES NEEDED TO STAY COMPETITIVE WITH OFFSETTING OPERATORS. The Oklahoma Corporation Commission specifically provided that the July 1, 1998 rule changes have no bearing on the question of infill drilling which must be decided separately.

     The pricing of all the Partnership's gas sales, both in Kansas and Oklahoma, is primarily determined by supply and demand in the marketplace. This price can fluctuate considerably. During 1998 the lowest price was $1.57/MMBTU in September and the highest was $2.28/MMBTU in July. The Partnership anticipates continued fluctuations in marketplace pricing.

     The Partnership's 1998 gas sales were generally sold based upon slight premiums above an index reflective of the market price of gas in the Oklahoma -- Kansas area. Effective May 1, 1997, the Partnership's Kansas gas was committed for sale and processing to PanEnergy Field Services, Inc. (now Duke Energy Field Services, Inc.) for a period of 3 years. Duke Energy will pay based on an index of the market price in the field plus a premium. Similarly, effective July 1, 1998 the Partnership's Oklahoma gas was committed for sale to Williams Energy Field Services Company ("WESCO") for a one-year period at a premium over the market price index.

     The FERC allows regulated transmission pipelines to transfer or sell portions of their system classified or reclassified by the FERC as gas gathering pipelines to non-regulated entities or affiliates. Most of the Partnership's Oklahoma gas was not affected by any such sale or transfer and the effect on the Partnership in Kansas has been minimal since only one of the two transmission pipelines to which the Partnership delivered gas became a non-regulated gathering pipeline in 1996. Since then the Partnership's gas from the 20 Kansas wells was delivered directly to a transmission pipeline or sold to Duke Energy Field Services, Inc. at the outlet of the Partnership's compressors. On May 1, 1996 the Partnership also negotiated a four-year gas sales agreement with WFS Gas Resources Company (now WESCO) providing for gathering, compression, and sale of gas at market prices. This agreement covers only 3 wells (in which the Partnership has minimal interest) that are not connected to the Partnership's Oklahoma gas gathering pipeline and compression facilities. This sales agreement replaced the previously regulated gathering and compression services provided by Williams Natural Gas Company. Both Kansas and Oklahoma have adopted state regulation of gas gathering pipeline systems that perform for others for hire which excludes the Partnership's facilities. Additionally, current court decisions in both Kansas and Oklahoma sharply restrict the practice of requiring royalty owners to bear their share of gas gathering and compression costs. The Partnership has never charged royalty owners for such costs.

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

ENVIRONMENTAL LAWS AND REGULATIONS

     The costs associated with the Partnership's compliance with environmental laws and regulations has not had, and is not anticipated to have, a material effect on its capital expenditures, earnings or competitive position. The Partnership's gas production contains minimal contaminants other than nitrogen, which is inert and non-toxic. The Partnership's quarterly air emission tests at its Oklahoma compression facility continue to comply with the Oklahoma Department of Environmental Quality's air quality regulations. The Kansas Department of Health and Environment ("KDHE") on July 24, 1997 issued the Partnership an air emissions operating permit for its Kansas compression facility. Previously such a permit was not required. At present, no permit is necessary for the 7 rental field compressors installed in 1997. In addition, one Kansas well underwent KDHE regulated non-hazardous soil removal and disposal to remedy minor mercury contamination during 1996 at minimal cost. No other Kansas well site required remedial attention.

                DEPOSITARY RECEIPTS AND THE DEPOSITARY AGREEMENT

     Immediately subsequent to its formation, all of the Partnership's units of limited partnership interest ("Units") were deposited with an authorized depositary ("Depositary"), to be held in accordance with the Depositary Agreement. Effective September 8, 1998 the Depositary became BankBoston, N.A., c/o Boston EquiServe, L.P., P.O. Box 8040, Boston, MA 02266. The Depositary maintains an account with respect to the Units deposited for which it has issued Depositary Receipts. Holders of Depositary Receipts (also referred to as "Unitholders") may transfer, combine or subdivide them at any office of the Depositary designated for such purpose. Unitholders may also surrender them to the Depositary and, upon submission of such documents as the General Partners may require, reclaim deposited Units. However, the Units will not be readily transferable and any redeposit of Units against newly issued Depositary Receipts will require 60 days advance written notice and is subject to certain other conditions.

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

     The Depositary Receipts have been traded on the Nasdaq Stock Market under the symbol "DHULZ" since August 26, 1982. The quoted market prices and reported trading volumes for 1998 and 1997 were as follows:

                                              1998                      1997
                                     ----------------------    ----------------------
                                     LOW    HIGH    VOLUME     LOW    HIGH    VOLUME
                                     ---    ----    ------     ---    ----    -------
First Quarter......................  13 1/2  16 1/4 768,000    13 1/8  17 1/4 560,000
Second Quarter.....................  14 1/2  16 3/4 544,000    12      14 1/4 555,000
Third Quarter......................  10 1/8  14 7/8 498,000    12 1/4  17 1/4 520,000
Fourth Quarter.....................  10      13     482,000    14 1/2  18 5/8 648,000

     As of January 1, 1999, there were approximately 4,200 Unitholders.

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

     The Units and the Depositary Receipts are fully paid and non-assessable. Each record holder of a Depositary Receipt evidencing the ownership of one or more Units will, for purposes of the Texas Revised Limited Partnership Act ("TRLPA"), be an assignee with respect to the interests in the Partnership represented by such Units. Each such assignee may become a Substituted Limited Partner upon (i) the execution and delivery of a request and agreement to become a Substituted Limited Partner, which includes a power of attorney to the General Partners, (ii) the approval of the General Partners to such admission as a Substituted Limited Partner and (iii) the filing of an amended Certificate of Limited Partnership evidencing the admission of such person as a Substituted Limited Partner. If such action is not taken, Unitholders will remain assignees of the interests of the Partnership represented by the Units. Under certain circumstances, a Unitholder may not become a Substituted Limited Partner if such holder is not an Eligible Citizen. Each Unitholder (whether an assignee or Limited Partner) as of the last day of each month is allocated a pro rata share of the Partnership's profits and losses for the month then ended, regardless of whether such holder receives any cash distributions from the Partnership. Each Unitholder of record (whether an assignee or Limited Partner) as of the applicable record date is entitled to receive an allocable share of any cash distributions made by the Partnership. The timing and amount of such distributions is determined by the General Partners. In addition, the Partnership's Loan Agreement with Bank One, Texas, NA requires the Partnership capital to remain above certain specified amounts. The Partnership Agreement provides that prior to the dissolution of the Partnership, the General Partners shall determine the amount of cash available for distribution, if any, at least as of the end of each calendar quarter.

     Effective with the third quarter 1995 distribution, the Partnership's transfer agents have paid all distributions as declared. Distributions per Unit have been as follows:

                                                          YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------------------------------------------
QUARTER                 1982   1983   1984   1985/86   1987   1988   1989/90/91   1992   1993   1994/95/96   1997/98
-------                 ----   ----   ----   -------   ----   ----   ----------   ----   ----   ----------   -------
First.................   N/A   $.02   $.01    $.01     $.02   $.03      $.05      $.05   $.12      $.17       $.18
Second................   N/A    .01    .01     .01      .02    .04       .05       .05    .15       .17        .18
Third.................  $.01    .01    .01     .01      .03    .04       .05       .05    .17       .17        .18
Fourth................   .02    .01    .01     .02      .03    .04       .05       .08    .17       .17        .18
                        ----   ----   ----    ----     ----   ----      ----      ----   ----      ----       ----
Total.................  $.03   $.05   $.04    $.05     $.10   $.15      $.20      $.23   $.61      $.68       $.72
                        ====   ====   ====    ====     ====   ====      ====      ====   ====      ====       ====

     After dissolution of the Partnership, distributions to each Unitholder of record (whether an assignee or Limited Partner) will be made in accordance with the Partnership Agreement.

     Hugoton Nominee, Inc., a Texas nominee corporation ("Nominee"), was formed in August 1982 on behalf of the Partnership and has agreed to act as the Limited Partner of record for those Unitholders of record who do not become Substituted Limited Partners. If Nominee receives notice of any action requiring the vote of Limited Partners, it will provide or cause to be provided such notice to the Unitholders of record representing Units for which Nominee is acting as the Limited Partner of record and inform those holders of their rights to become Substituted Limited Partners. The Partnership is required to reimburse Nominee for all expenses incurred in such capacity ($507 for 1998 and $446 for 1997) and shall indemnify it against certain liabilities incurred by Nominee in such capacity. Nominee may at any time resign or be removed by the Partnership, and a successor appointed.

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

                               PRINCIPAL HOLDERS

     The following table sets forth certain information regarding the beneficial ownership of Units by the General Partners, their officers, and the Partnership's officer effective as of January 1, 1999 and other persons, excluding depositaries, of record on January 1, 1999 who held 5% or more of the Units.

                                                              NUMBER OF
                                                                UNITS          PERCENT OF
                                                          BENEFICIALLY OWNED   CLASS(1)(3)
                                                          ------------------   -----------
P. A. Peak, Inc., General Partner.......................             --              --
Preston A. Peak, President of P.A. Peak, Inc............      1,577,412(2)        14.68%
James E. Raley, Inc., General Partner...................             --              --
James E. Raley, President of James E. Raley, Inc........         14,706             .14%
Wood Island Associates, Inc.............................        600,597            5.59%

---------------

(1) Based on 10,744,380 Units.

(2) Includes 1,576,412 Units owned by various entities for the benefit of Mr. Peak and his family, and 1,000 Units owned by Hugoton Nominee, Inc. of which he is the President and sole Director.

(3) The Units owned by the Advisory Committee members and the non-general partner officer of the Partnership is less than 1% of the total Units outstanding at December 31, 1998.

                                THE PARTNERSHIP

     The following summary contains certain provisions of the Partnership Agreement. The Partnership was formed pursuant to the TRLPA to own, hold, explore, develop and operate the properties contributed to it at its formation and any other properties acquired pursuant to the Partnership Agreement.

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

MANAGEMENT OF THE PARTNERSHIP

     The General Partners, who have purchased an aggregate 1% net profits interest in the Partnership, are P. A. Peak, Inc. whose sole shareholder is Preston A. Peak, age 76, Investor, and James E. Raley, Inc., whose sole shareholder is James E. Raley, age 59, Engineer. Kathleen A. Rawlings, age 41, is the Partnership's Principal Accounting Officer and Administrative Services Manager. She has been a full-time employee of the Partnership since 1983. Mr. Peak is a former member of the Board of Directors of Kaneb Services, Inc. as well as one of its subsidiaries. Mr. Raley is an independent consulting engineer.

     The Partnership established an Advisory Committee consisting of two independent advisors in August, 1995 to function as the Partnership's audit committee and to review and approve any transactions between the Partnership and its General Partners, including any compensation and benefits paid to the General Partners by the Partnership. Mr. Rawles Fulgham of Dallas, Texas and Mr. W. Randall Blank of Houston, Texas presently serve on the Advisory Committee. Mr. Fulgham presently serves as Chairman and Chief Executive Officer of Global Industrial Technologies, Inc. and is a director of NCH Corporation, Global Industrial Technologies, Inc., and BancTec, Inc. Mr. Blank is currently a consultant active in the natural gas industry. Previously, he was the Executive Vice President of Rockland Pipeline Company in Houston, Texas. He also serves on the Board of Directors of Panther Natural Gas Company.

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

                                                           ALL OTHER COMPENSATION
                                         ----------------------------------------------------------
                                         PRESTON A. PEAK OR    JAMES E. RALEY OR
SUMMARY COMPENSATION TABLE                P.A. PEAK, INC.     JAMES E. RALEY, INC.
YEAR                                      GENERAL PARTNER       GENERAL PARTNER      TOTAL FOR YEAR
----                                     ------------------   --------------------   --------------
1996...................................       $132,064              $283,958(a)         $416,022
1997...................................       $107,797              $326,022(a)         $433,819
1998...................................       $ 88,830              $407,055(a)         $495,885

---------------

(a) Includes the amount of taxable medical insurance premiums and payments of $5,560, $5,225, and $5,225 for James E. Raley in 1996, 1997, and 1998,
    respectively.

     Amounts expended by the Partnership for expenses (including certain private club dues and office and other expenses) reimbursed or expended on behalf of employees and the General Partners are believed to constitute ordinary and incidental business expenses and are paid by the Partnership to facilitate the conduct of Partnership business by such employees and General Partners. The Partnership has concluded that the aggregate amount, if any, of personal benefit is neither significant nor unusual nor does it result in any material additional expense (less than $50,000) to the Partnership. During 1998, the General Partners were reimbursed a total of $31,116 for all expenses incurred by them on behalf of the Partnership, including their general and administrative expenses. No employees or officers of the corporate General Partners participate in the Partnership's simplified employee pension plan. Fees and expenses paid to members of the Advisory Committee amount to less than $30,000 annually.

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

ACTIONS BY UNITHOLDERS

     A majority in interest of the Unitholders shall have the right to waive any restriction on the General Partners contained in the Partnership Agreement. The Applicable Percentage Interest of the Unitholders (since June 16, 1988, defined as Unitholders who own 80% of all Units) shall have the right to dissolve the Partnership, to amend the Partnership Agreement, to approve or reject the sale of all or substantially all of the Partnership Property in the event that the General Partners do not approve or recommend such sale, or to remove one or all of the General Partners and elect a successor General Partner to operate and carry on the business of the Partnership, subject in each case to receipt of an opinion of counsel for the Unitholders or a ruling from the Internal Revenue Service that the taking of such action will not affect the federal income tax status of the Partnership, and subject further in the case of the removal and replacement of a General Partner, to the following:

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

     Meetings of the Unitholders may be called by any General Partner and shall be called by the General Partners within 15 days following the written request of Unitholders holding more than 50% of the Units on not less than 30 days nor more than 60 days notice and at a reasonable time and place. There were no meetings of the Unitholders held during 1998. Any action which may be taken at a meeting of the Unitholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by Unitholders owning not less than the minimum percentage of Units that would be necessary to authorize or take such action at a meeting at which all Unitholders were present and voted. For purposes of obtaining a written consent, a General Partner may require response by a specified date not later than 30 days after the date any proposal is submitted to the Unitholders. Any Unitholder failing to notify the Partnership of his support for or opposition to the proposal within the specified time shall be conclusively deemed to have opposed the proposal.

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

INCOME TAX TREATMENT

     Dorchester Gas Corporation received the opinion of counsel that the Partnership would be classified as a partnership and that the Unitholders would be treated as limited partners for federal income tax purposes. AS A NATURAL RESOURCES PARTNERSHIP, THE PARTNERSHIP WAS NOT AFFECTED BY EXISTING TAX PROVISIONS THAT CAUSED CERTAIN PUBLICLY TRADED PARTNERSHIPS TO BE TAXED AS CORPORATIONS IN 1998. The Partnership itself, to the extent that it is treated for federal income tax purposes as a partnership, is not subject to any federal income taxation, but it is required to file annual partnership returns of income. Each Unitholder will be required to take into account in computing his federal income tax liability his distributive share (determined in accordance with the allocation of profits and losses set forth in the Partnership Agreement) of all items of Partnership income, gain, loss, deduction or credit for any taxable year of the Partnership ending within or with his taxable year without regard to whether such Unitholder has received or will receive any cash distributions from the Partnership. The profits and losses of the Partnership are allocated 1% to the General Partners and 99% to the Limited Partners. The Partnership is a "federally registered partnership" pursuant to the provisions of the Internal Revenue Code. As such the IRS may assess a deficiency attributable to Partnership items within four years (instead of the normal three-year period) after the Partnership return is filed. The applicable period of limitation with respect to Partnership items may be extended for all Unitholders by the General Partners. No period of limitation extensions have been granted at this time.

     A Unitholder's distributive share of the taxable income or loss of the Partnership generally will be required to be included in determining his reportable income for state or local tax purposes in the jurisdiction in which he is a domicile or resident. In addition, the Partnership will conduct operations in some states, including Kansas and Oklahoma, which impose a tax on a Unitholder's share of the income derived from the activities or properties of the Partnership in that state whether or not the Unitholder is a resident or domicile of such state. Accordingly, a Unitholder may be subject to taxes in a state in which the Partnership has operations or properties in addition to the state in which the Unitholder has his residence or domicile. The Partnership initiated an agreement with the Kansas Department of Revenue removing the reporting burden for Unitholders who are nonresidents of Kansas and satisfying any tax liability that might exist with respect to their allocable share of Partnership income attributable to Kansas for 1982 through 1998.

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

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            SELECTED FINANCIAL DATA
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995, AND 1994

                             (DOLLARS IN THOUSANDS)

                                                1998      1997      1996      1995      1994
                                               -------   -------   -------   -------   -------
Net operating revenues.......................  $15,366   $19,159   $17,055   $13,027   $11,624
Net earnings.................................  $ 9,010   $12,665   $ 7,830   $ 7,592   $ 7,599
Net earnings per Unit........................  $  0.83   $  1.17   $  0.72   $  0.70   $  0.70
Cash distributions per Unit..................  $  0.72   $  0.72   $  0.68   $  0.68   $  0.68
Total assets at December 31..................  $26,444   $25,215   $22,683   $19,601   $18,861
Notes payable -- long term...................  $   100   $   122   $ 3,144   $ 1,725   $ 1,850
Partnership capital at December 31...........  $22,641   $20,841   $15,389   $14,499   $13,769

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Absent one-time special charges, such as the settlement of litigation in 1996 (See Note 3 to Financial Statements), the Partnership's year to year changes in net earnings and cash flows from operating activities are principally determined by changes in either natural gas sales volumes or gas prices. As shown in the following table, overall gas sales volumes were down 9% from 1996 to 1997 and down only 3% from 1997 to 1998. Natural gas market prices were up 17% from 1996 to 1997 and down 18% from 1997 to 1998. Net earnings were $7,830,000 in 1996, $12,665,000 in 1997, and $9,010,000 in 1998. Operating cash flows were $10,291,000 in 1996, $15,482,000 in 1997, and $10,501,000 in 1998.
The non-recurring items that influenced 1996 results shown in Note 3 are a result of settlement of litigation and a charge for refund of Kansas ad valorem tax reimbursements received in the 1983-1987 era. The Partnership anticipates a ruling during 1999 regarding Kansas ad valorem tax amounts paid into escrow rather than refunded. In connection with the litigation settlement, the Partnership will pay a production payment on May 15, 1999 of $646,423, of which approximately $555,000 was accrued through December 31, 1998.

     In order to supplement its cash flows from operating activities and finance significant capital projects, the Partnership entered into a $15 million long-term unsecured revolving credit facility (the "Credit Agreement") with Bank One, Texas, NA in 1994. See Note 2 to the Partnership's Financial Statements for additional information on the Credit Agreement. The Partnership does not believe that changes in interest rates will have a material effect on its financial condition or operating results. Cash flows from operating activities remain sufficient to meet the Partnership's anticipated costs and expenses and debt service requirements. The Partnership has no current outstanding material commitments for capital expenditures. Year end cash and cash equivalents totaled $3,344,000 for 1997 and $4,167,000 for 1998. The Partnership's ownership of Exxon common stock increased from 54,000 to 64,000 shares during 1998.

     The Partnership's 5,400 horsepower gas compression and dehydration facility in Oklahoma has continued to operate satisfactorily since its start-up in November 1994. The Partnership anticipates normal gradual increases in repairs. Electronic measurement was installed on the Oklahoma gas gathering pipelines during 1996. Field consumption of natural gas at the compression and dehydration facilities is estimated to be approximately 4% of the Oklahoma inlet gas volume and 10% in Kansas as a result of field compression. The Partnership anticipates gradual increases in Oklahoma field operating costs and expenses as repairs to its 50-year-old pipelines and gas wells become more frequent and as pressures eventually decline. The Partnership does not anticipate significant replacement of these items at this time.

     The routine workover of wells in Kansas and Oklahoma includes fracture treating (the creation of cracks in the formation to assist gas flow toward the well bore from the producing zones). While the results of one workover in Kansas was not successful in improving production or increasing pressure, seven well workovers in Oklahoma are producing increased volumes. SIX OF THE SEVEN WELLS INCREASED IN PRESSURE WHICH, WHEN COMBINED WITH INCREASED ADDITIONAL VOLUME, RESULTED IN AN OVERALL INCREASE OF OVER 60% IN THE RESERVES FOR THE SEVEN WELLS. Such fracture treatments cost from $25,000 to $75,000 per well. THE RESULTS OF SUCH FRACTURE TREATING CAN VARY WIDELY FROM WELL TO WELL AND MAY NOT BE SUCCESSFUL. HOWEVER, AT PRESENT, OKLAHOMA PER WELL VOLUME INCREASES HAVE BEEN SIGNIFICANT, CURRENTLY RANGING FROM 65% (175 TO 289 MCF PER DAY) TO 182% (123 TO 348 MCF PER DAY). The Partnership anticipates continuing additional fracture treating during 1999.

     The Partnership's portion of gas sales volumes (in MMCF) not reduced for Oklahoma production payment, and weighted average BTU adjusted sales prices per MCF were as follows:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              1998     1997     1996
                                                             ------   ------   ------
Sales Volumes
  Oklahoma.................................................   5,739    5,746    6,250
  Kansas...................................................   1,696    1,936    2,202
                                                             ------   ------   ------
          Total............................................   7,435    7,682    8,452
                                                             ======   ======   ======
Weighted Average Sales Prices:
  Oklahoma.................................................  $ 2.11   $ 2.60   $ 2.24
  Kansas...................................................    2.22     2.63     2.22
  Overall weighted average.................................    2.14     2.61     2.24

     Oklahoma 1998 gas sales volumes were essentially the same as in 1997 partly because of volume increases from fracture treating offsetting natural declines. Both 1997 and 1998 volumes were somewhat less than volumes in 1996 reflecting, in part, normal depletion. During 1996, the Partnership drilled and completed two replacement wells in Oklahoma. The Partnership drilled and completed one Fort Riley test well in 1997 and two in 1998. The second well has been plugged and recompleted in an upper zone -- see the Business and Properties of the Partnership -- Oklahoma Properties section of this annual report. The Partnership will continue to evaluate the results of the third Fort Riley well (especially in view of shut-in pressures exceeding 300 psig) to seek a method of increasing gas flow without increasing water production. Further Fort Riley drilling will await the results of this evaluation.

     During 1997, the Partnership began operation of seven Kansas skid-mounted field rental gas compressor units -- see the Business and Properties of the Partnership section of this Annual Report. Kansas 1998 sales volumes were lower than 1997 and 1996 as a result of declining volumes and pressures typical of other producers in that area. The use of field compression, which increased volume initially, helped lessen the decline on an annual basis. Prior to September 1, 1996 Kansas volumes in the above table reflect the Partnership's portion of 80% working interest in wells operated by the Partnership and 32% working interest in non-operated wells. After September 1, 1996, the Kansas volumes are from wells in which the Partnership owns 100% working interest. The change in working interest ownership had a negligible effect on the Partnership's portion of Kansas gas sales and reserves. During 1996 and 1997 the Partnership drilled and completed two additional infill wells in Kansas.

     As discussed in Business and Properties of the Partnership -- Regulations and Prices, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and monitoring activities in the field resulting from removal of production quantity restrictions in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. THE OUTCOME AND THE COST OF SUCH ACTIVITIES IS UNPREDICTABLE, ALTHOUGH THERE HAS BEEN NO NOTICEABLE ACTIVITY RESULTING FROM THE RELAXED PRODUCTION RULES THAT WOULD REQUIRE UNUSUAL OR ACCELERATED INVESTMENT IN MORE GAS COMPRESSION OR OTHER FACILITIES NEEDED TO STAY COMPETITIVE WITH ADJOINING OPERATORS.

     The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present eight wells have been drilled by others. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. IT IS NOT KNOWN IF SUCH MONITORING WILL RESULT IN ANY PLANS BY THE PARTNERSHIP TO ATTEMPT A COUNCIL GROVE WELL; PREVIOUS PRELIMINARY REVIEWS YIELDED UNFAVORABLE FORECASTS. However, recent results by others have varied from 140 MCF per day with water production to over 1,000 MCF per day. Production volumes in subsequent months have varied with some wells showing increases. On October 22, 1998, the Partnership filed suit in Texas County, Oklahoma against Blue Star Resources, Inc. et al who was attempting, without Partnership permission, to produce gas from the Council Grove formation underlying three of the

Partnership's gas well units. At present, no schedule has been established by the Court and no Council Grove production has begun. It is believed that any Council Grove production volume by Blue Star will be quite small.

     In connection with the Partnership's Year 2000 Readiness Disclosures, its field and administrative operations have been reviewed for Year 2000 compliance. These reviews have disclosed to date that previous normal upgrades have resulted in most internal operations already being Year 2000 compliant. Some remaining operations, such as non-essential personal computers and non-financial software products, will simply be upgraded or replaced at nominal costs and inconvenience. These upgrades should be completed by the end of the third quarter.

     The Partnership previously contacted its gas purchasers and software and service vendors concerning Year 2000. Most of those contacted, that are not already compliant, have indicated they are working to be compliant. The Partnership is preparing or has prepared contingency plans regarding those contacted that do not currently meet Year 2000 compliance. For example, the vendor that processes the Partnership's K-1s has recently notified us that their system is not currently Year 2000 compliant. The Partnership is evaluating several options, including contracting with another vendor to process the Partnership's 4,000 to 5,000 individualized K-1's annually. While several options are available, the Partnership currently estimates that it will spend a total of $150,000 to $200,000 during 1999 and 2000 on K-1 preparation and/or conversion costs in addition to current K-1 processing costs in implementing a Year 2000 solution.

     Including the above mentioned estimate, costs incurred to date, future costs, implementation of contingency plans and completion of modifications or replacements have not been and are not expected to be material or pose a material risk.

     As previously discussed in the 1997 Annual Report, the Partnership is reviewing its strategic alternatives in light of the various mergers and other business transactions occurring in the natural gas and energy industry. Although no decision to sell or combine the Partnership's business with others has been made, the Partnership anticipates possible discussions with third parties which could result in such a decision. The Partnership has no timetable for any such discussions, and there is no assurance that any such discussions will lead to a transaction. During the first quarter of 1998 the Partnership adopted a severance policy which would provide up to approximately $2.8 million of severance payments. Please see Note 3 to the Financial Statements. While the Partnership has not repurchased and retired any of its publicly traded Units to date, the previously announced program is still in place.

                             FINANCIAL INFORMATION
Financial Statements:

     Statements of Earnings for the Years Ended December 31, 1998, 1997 and
      1996.

     Statements of Comprehensive Income for the Years Ended December 31, 1998,
      1997 and 1996.

     Balance Sheets as of December 31, 1998 and 1997.

     Statements of Changes in Partnership Capital for the Years Ended December
      31, 1996, 1997 and 1998.

     Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
      1996.

     Notes to Financial Statements.

Exhibits:

                                                                                  PREVIOUSLY FILED AND INCORPORATED WITH
     NUMBER                                DESCRIPTION                              (BEARING THE SAME EXHIBIT NUMBER)
     ------                                -----------                            --------------------------------------
      3            -- Amended and Restated Certificate and Agreement of
                      Limited Partnership, as amended                                June 30, 1995 Form 10-Q
      3.01         -- Certificates of Amendments to the Agreement of Limited
                      Partnership dated July 2, 1997 and December 15, 1997           December 31, 1997 Form 10-K
      3.02         -- Certificate of Amendment to the Agreement of Limited
                      Partnership dated April 3, 1998                                March 31, 1998 Form 10-Q
      4.1          -- Depositary Agreement, as amended                               June 30, 1995 Form 10-Q
      4.2          -- Specimen Depositary Receipt                                    December 31, 1995 Form 10-K
      4.3          -- Nominee Agreement among the Partnership, Dorchester and
                      Nominee                                                        December 31, 1995 Form 10-K
     27            -- Financial Data Schedule                                        Filed herewith

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partners and Unitholders of Dorchester Hugoton, Ltd.:

We have audited the financial statements of Dorchester Hugoton, Ltd. listed under Financial Information above as of December 31, 1998 and 1997, and for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Hugoton, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                            GRANT THORNTON LLP
Dallas, Texas
February 5, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partners and Unitholders of Dorchester Hugoton, Ltd.:

We have audited the financial statements of Dorchester Hugoton, Ltd. listed under Financial Information of this Form 10-K for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Dorchester Hugoton, Ltd.'s operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
February 11, 1997, except
as to the Statement of
Comprehensive Income
which is as of
February 10, 1999

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
Net operating revenues:
  Natural gas sales.........................................  $15,901   $20,049   $18,904
  Other.....................................................      199       183       173
  Production payment (ORRI).................................     (734)   (1,073)     (818)
  Litigation settlement adjustment..........................       --        --    (1,204)
                                                              -------   -------   -------
          Total net operating revenues......................   15,366    19,159    17,055
                                                              -------   -------   -------
Costs and expenses:
  Operating.................................................    2,619     2,457     2,468
  Production taxes..........................................      921     1,193     1,035
  Depreciation, depletion and amortization..................    2,015     1,916     1,548
  General and administrative:
     Tax and regulatory reporting...........................      143       174       167
     Depositary and transfer agent fees.....................       18        10        10
     Other..................................................      371       376       325
  Management fees...........................................      491       428       410
  Interest expense..........................................       40       106       210
  Litigation settlement expense.............................       --        --     3,039
  Other expense (income)....................................     (262)     (166)       13
                                                              -------   -------   -------
          Total costs and expenses..........................    6,356     6,494     9,225
                                                              -------   -------   -------
Net earnings................................................  $ 9,010   $12,665   $ 7,830
                                                              =======   =======   =======
Net earnings per Unit.......................................  $  0.83   $  1.17   $  0.72
                                                              =======   =======   =======

                       STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31
                                                              -------------------------
                                                               1998     1997      1996
                                                              ------   -------   ------
Net earnings................................................  $9,010   $12,665   $7,830
Unrealized holding gain on available for sale securities....     635       658      455
                                                              ------   -------   ------
Comprehensive income........................................  $9,645   $13,323   $8,285
                                                              ======   =======   ======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               1998      1997
                                                              -------   -------
Current assets:
  Cash and temporary cash investments.......................  $ 4,167   $ 3,344
  Restricted cash (Note 3)..................................      379        --
  Investments -- available for sale.........................    4,680     3,304
  Accounts receivable.......................................    1,645     2,086
  Prepaid expenses and other current assets.................      152       136
                                                              -------   -------
     Total current assets...................................   11,023     8,870
                                                              -------   -------
Property and equipment -- at cost:
  Natural gas properties (full cost method).................   27,790    26,827
  Other.....................................................    1,046     1,048
                                                              -------   -------
       Total................................................   28,836    27,875
Less accumulated depreciation, depletion and amortization:
  Full cost depletion.......................................   13,076    11,179
  Other.....................................................      339       351
                                                              -------   -------
       Total................................................   13,415    11,530
                                                              -------   -------
  Net property and equipment................................   15,421    16,345
                                                              -------   -------
       Total assets.........................................  $26,444   $25,215
                                                              =======   =======

                      LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
  Accounts payable..........................................  $   260   $   389
  Current portion of long-term debt.........................       --        22
  Production and property taxes payable.....................      647       820
  Royalties payable.........................................      839     1,063
  Distributions payable to unitholders......................    1,957     1,958
                                                              -------   -------
     Total current liabilities..............................    3,703     4,252
Notes payable -- long-term..................................      100       122
                                                              -------   -------
     Total liabilities......................................    3,803     4,374
                                                              -------   -------
Commitments and contingencies (Note 3)
Partnership capital:
  General partners..........................................      128       116
  Unitholders...............................................   20,350    19,197
  Accumulated other comprehensive income....................    2,163     1,528
                                                              -------   -------
     Total partnership capital..............................   22,641    20,841
                                                              -------   -------
       Total liabilities and partnership capital............  $26,444   $25,215
                                                              =======   =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                            ACCUMULATED
                                                                               OTHER
                                                  GENERAL                  COMPREHENSIVE
YEAR                                              PARTNERS   UNITHOLDERS      INCOME        TOTAL
----                                              --------   -----------   -------------   -------
1996
  Balance at December 31, 1995..................    $ 64       $14,020        $  415       $14,499
  Net earnings..................................      78         7,752            --         7,830
  Net unrealized holding gain on investments
     available for sale.........................      --            --           455           455
  Distributions ($0.68 per Unit)................     (74)       (7,306)           --        (7,380)
  Other.........................................      --           (15)           --           (15)
                                                    ----       -------        ------       -------
  Balance at December 31, 1996..................      68        14,451           870        15,389
                                                    ----       -------        ------       -------
1997
  Net earnings..................................     127        12,538            --        12,665
  Net unrealized holding gain on investments
     available for sale.........................      --            --           658           658
  Distributions ($0.72 per Unit)................     (78)       (7,736)           --        (7,814)
  Other.........................................      (1)          (56)           --           (57)
                                                    ----       -------        ------       -------
  Balance at December 31, 1997..................     116        19,197         1,528        20,841
                                                    ----       -------        ------       -------
1998
  Net earnings..................................      90         8,920            --         9,010
  Net unrealized holding gain on investments
     available for sale.........................      --            --           635           635
  Distributions ($0.72 per Unit)................     (78)       (7,736)           --        (7,814)
  Other.........................................      --           (31)           --           (31)
                                                    ----       -------        ------       -------
  Balance at December 31, 1998..................    $128       $20,350        $2,163       $22,641
                                                    ====       =======        ======       =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                1998       1997       1996
                                                              --------   --------   --------
Cash flows from operating activities:
  Net earnings..............................................  $  9,010   $ 12,665   $  7,830
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation, depletion and amortization...............     2,015      1,916      1,548
     (Gain) loss on sale of property and equipment..........       (13)         1          7
     Other..................................................       (31)       (57)       (15)
     Changes in current assets and liabilities:
       Restricted cash......................................      (379)        --         --
       Accounts receivable..................................       441        968        143
       Prepaid expenses and other current assets............       (16)       (33)        33
       Accounts payable, taxes and royalties payable........      (526)        22        945
       Other accrued liabilities............................        --         --       (200)
                                                              --------   --------   --------
Net cash provided by operating activities...................    10,501     15,482     10,291
                                                              --------   --------   --------
Cash flows from investing activities:
  Capital expenditures......................................    (1,136)    (1,550)    (4,361)
  Purchase of available for sale securities.................      (741)        --         --
  Cash received on sale of property and equipment...........        58         53         24
                                                              --------   --------   --------
Net cash used by investing activities.......................    (1,819)    (1,497)    (4,337)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from long-term borrowing.........................        --      7,200     13,700
  Loan payments.............................................       (44)   (10,247)   (12,347)
  Distributions paid to Unitholders.........................    (7,815)    (7,709)    (7,375)
                                                              --------   --------   --------
Net cash used by financing activities.......................    (7,859)   (10,756)    (6,022)
                                                              --------   --------   --------
Increase (decrease) in cash and temporary cash
  investments...............................................       823      3,229        (68)
Cash and temporary cash investments at beginning of year....     3,344        115        183
                                                              --------   --------   --------
Cash and temporary cash investments at end of year..........  $  4,167   $  3,344   $    115
                                                              ========   ========   ========

Supplemental cash flow and other information:
  Interest paid (no interest was capitalized)...............  $     43   $    109   $    204
                                                              ========   ========   ========
  Distributions declared but not paid.......................  $  1,957   $  1,958   $  1,853
                                                              ========   ========   ========

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- The Partnership's operations consist principally of the operation of natural gas properties located in Kansas and Oklahoma.

     Basis of Presentation -- Per-Unit information is calculated by dividing the 99% interest owned by Unitholders by the 10,744,380 Units outstanding.

     Reclassification -- Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 and 1998 presentation.

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

     Cash and Cash Equivalents -- The Partnership's principal banking and short-term investing activities are with major financial institutions. Short-term investments with a maturity of three months or less are considered to be cash equivalents and are carried at cost, which approximates market value. Cash balances in these accounts may, at times, exceed federally insured limits. The Partnership has not experienced any losses in such cash accounts or investments and does not believe it is exposed to any significant risk on cash and cash equivalents.

     Concentration of Credit Risks -- The Partnership sells its natural gas to gas purchasers in the United States and performs on-going credit evaluations of its customers, requiring major corporate guarantees or letters of credit on a regular basis. The Partnership has incurred minimal credit losses.

     Investments -- The Partnership's investments consist of shares of Exxon Corporation common stock and are classified as available for sale. At December 31, 1998 and 1997, the carrying value of this stock, based on the quoted market price, was $4,680,000 and $3,304,125, respectively, and the cost was $2,517,450 and $1,776,450, respectively.

     Property and Equipment -- The Partnership follows the full cost method of accounting prescribed by the United States Securities and Exchange Commission under which all costs relating to the acquisition, exploration and development of natural gas properties (both productive and nonproductive) are capitalized (not to exceed estimated discounted future net cash flows) by the country (United States) in which the costs are incurred. Natural gas properties are being depleted on the unit-of-production method using estimates of proved gas reserves. Other assets are being depreciated or amortized using straight-line methods for financial reporting purposes over estimated useful lives of 3 to 40 years.

     Gains or losses are recognized upon the disposition of natural gas properties involving a significant portion of the Partnership's reserves. Proceeds from other dispositions of natural gas properties are credited to the full cost account. No gain or loss was recognized on the exchange of properties with P&P in August 1996.

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

     Operating Agreement -- The Partnership operates substantially all of its natural gas properties. Efforts are made to balance each working interest owner's share of production to gas marketed by increasing or decreasing the volumes of gas allocated to each working interest owner in subsequent months so that each such working interest owner shall be able to share in the actual cumulative production in proportion to its interest in the properties. The Partnership receives in-kind the Partnership's share of gas produced from 11 wells in Oklahoma (10 operated by others and 1 operated by the Partnership). At December 31, 1998 the net balance owed the Partnership is approximately 1,000 MCF compared to 5,000 MCF at December 31, 1997.

     Other Agreements -- Effective May 1, 1997, the Partnership's Kansas gas was committed for sale and processing to PanEnergy Field Services, Inc. (now Duke Energy Field Services, Inc.) for a period of 3 years. Duke Energy will pay based on an index of the market price in the field plus a premium. Similarly, effective July 1, 1998 the Partnership's Oklahoma gas was committed for sale to Williams Energy Services Company ("WESCO") for a one-year period at a premium over the market price index. During 1996, the Partnership's Oklahoma gas began a five-year commitment to Williams Field Services Company for delivery through a processing facility. The quantity sold to WESCO is determined by nominations at the processing facility outlet and imbalances with actual deliveries to Williams Field Services Company are corrected in each subsequent month. At December 31, 1998 the imbalance was approximately 14,000 MMBTU owed WESCO compared to 14,000 MMBTU owed to the Partnership at December 31, 1997.

     Operating Revenue -- Natural gas revenues are recognized as production and sales take place (the "sales method"). The Partnership's purchasers (including their affiliates) who accounted for more than 10% of natural gas revenues for each of the years ended December 31, 1998, 1997 and 1996 are as follows:

                                          PURCHASER   PURCHASER   PURCHASER
                                             "A"         "B"         "C"
                                          ---------   ---------   ---------
1998....................................     76%                     23%
1997....................................     70%         13%         16%
1996....................................     77%         19%

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

     Simplified Employee Pension Plan -- Contributions aggregating $134,186, $130,937, and $75,493, were made to eligible employees' accounts for 1998, 1997 and 1996, respectively under the Partnership's simplified employee pension plan. Employees become eligible in their third calendar year of employment. The Partnership does not have any other post-retirement benefit plans.

     Operating Leases -- The Partnership rents administrative office space under leases expiring at various dates through 2001. The Partnership also rents seven skid-mounted field gas compressor units under one year agreements that extended into the fourth quarter of 1998 and thereafter on a month to month basis. The Partnership also has various prepaid site leases in Kansas and Oklahoma. Total rental expense was $324,000, $122,000, and $57,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Environmental Costs -- Expenditures for environmental related activities are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

2. LOANS AND LONG-TERM DEBT

     On July 19, 1994, the Partnership entered into a $15,000,000 unsecured revolving credit facility (the "Credit Agreement") with Bank One, Texas, NA (the "Bank") which was last renewed on July 31, 1998. The current borrowing base is $6,000,000, which will be re-evaluated by the Bank at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility includes both cash advances and any letters of credit that the Partnership may need, with interest being charged at the Bank's base rate, which was 7 3/4% on December 31, 1998. All amounts borrowed under this facility become due and payable on July 31, 2001. As of December 31, 1998, a letter of credit totaling $25,000 was issued under the credit facility and the amount borrowed was $100,000. The Partnership is required to maintain certain minimum defined financial ratios with respect to its current ratio and the ratio of net cash flow to debt service. In addition, Partnership capital must be maintained above specified amounts. This note has been guaranteed by the General Partners. Since July 1994 the maximum amount borrowed under the Credit Agreement has been $5,800,000. The 1998 and 1997 weighted average amounts borrowed under the Credit Agreement was $100,000 and $807,000, respectively.

     The Partnership purchased land in 1996 adjacent to its Kansas compression and dehydration facility for $93,600, of which $66,450 is payable by contract at $22,150 per year plus interest at 8.5% and is collateralized by the land. This note was paid in full on December 31, 1998. In early January 1997, the Partnership completed its obligation under a 1994 contract to purchase land at its Oklahoma compression facility. The final payment was $25,000 plus interest at 6%.

3. COMMITMENTS AND CONTINGENCIES

     On August 14, 1996 the Partnership paid P&P $7 million in settlement of all outstanding litigation. Some of the numerous issues resolved by this settlement included the withdrawal by P&P of its claims

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

of gas processing rights to the Partnership's Oklahoma gas production, its rights to participate in any Oklahoma gas wells, and its claims for unpaid production payment amounts. The Partnership has, prospectively only, paid P&P any production payment (overriding royalty interest) amount that may be due as set forth in a 1986 amended agreement. The first production payment was paid on May 15, 1997 and covered the year ended February 28, 1997. The production payment calculation is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes. The Partnership also exchanged with P&P its interests in non-operated Kansas wells for P&P's interests in Kansas wells which the Partnership operated. Consequently, the Partnership increased its working interest ownership from 80% to 100% in each of its Kansas operated wells. In addition, the settlement confirmed the Partnership's ownership of the gas gathering pipelines that deliver gas from the Partnership's Oklahoma wells to its gas compressor facilities. The settlement resulted in an earnings charge of approximately $4,263,000, a reduction of liabilities of $200,000 and an increase in natural gas properties of $3,025,000 as reflected in the Partnership's 1996 financial statements. These amounts represent the cash payment of $7,000,000 along with additional costs such as royalty payments and legal fees.

     Through 1997 the Partnership recorded $500,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory Commission. The Partnership and PEPL reached an agreement on a portion of the disputed amounts and on March 9, 1998 $151,757 was paid to PEPL. An additional $366,633, which is still awaiting possible regulatory/judicial/legislative action, was placed into an escrow account. At December 31, 1998, the value of the escrow is approximately $379,000. The escrowed funds include amounts possibly waived, recovered or recoverable from others. A reduction to operating expenses of $51,000 offset by an allowance of $35,000 for the uncollectible portion not waived has been booked during 1998.

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

4. UNAUDITED NATURAL GAS RESERVE INFORMATION

     Proved natural gas reserves are estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The Partnership retained Calhoun, Blair & Associates, Inc., (or its predecessor, Calhoun Engineering, Inc.) an independent petroleum engineering consulting firm, to provide annual estimates as of December 31 of each year of the Partnership's future net recoverable natural gas reserves. The Partnership has no known reserves of crude oil. There have been no events that have occurred since December 31, 1998 that would have a material effect on the estimated proved developed natural gas reserves.

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In accordance with SFAS No. 69 and Securities and Exchange Commission ("SEC") rules and regulations, the following information is presented with regard to the Partnership's gas reserves, all of which are proved, developed and located in the United States.

     The SEC has adopted SFAS No. 69 disclosure guidelines for oil and gas producers. These rules require the Partnership to include as a supplement to the basic financial statements a standardized measure of discounted future net cash flows relating to proved oil and gas reserves.

     The standardized measure, in management's opinion, should be examined with caution. The basis for these disclosures is an independent petroleum engineer's reserve study which contains imprecise estimates of quantities and rates of production of reserves. Revision of prior year estimates can have a significant impact on the results. Also, exploration and production improvement costs in one year may significantly change previous estimates of proved reserves and their valuation. Values of unproved properties and anticipated future price and cost increases or decreases are not considered. Therefore, the standardized measure is not necessarily a "best estimate" of the fair value of the Partnership's gas properties or of future net cash flows.

     The following summaries of changes in reserves and standardized measure of discounted future net cash flows were prepared from estimates of proved reserves developed by independent petroleum engineers.

                SUMMARY OF CHANGES IN PROVED DEVELOPED RESERVES

                                                              NATURAL GAS (MMCF)
                                                          ---------------------------
                                                           1998      1997      1996
                                                          -------   -------   -------
Estimated quantity, beginning of year...................   71,431    78,250    90,925
Revisions in previous estimates.........................      581     1,320    (3,950)
Production..............................................   (7,865)   (8,139)   (8,725)
                                                          -------   -------   -------
Estimated quantity, end of year.........................   64,147    71,431    78,250
                                                          =======   =======   =======
Depletion of natural gas properties (per MCF)...........  $  0.24   $  0.22   $  0.17
                                                          =======   =======   =======
Development costs incurred (in thousands of dollars)....  $   963   $ 1,385   $ 4,274
                                                          =======   =======   =======

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                         1998       1997       1996
                                                       --------   --------   --------
Future estimated gross revenues......................  $113,517   $152,982   $269,314
Future estimated gross production payment (ORRI).....    (3,833)    (6,421)   (16,022)
Future estimated production and development costs....   (46,245)   (62,495)   (61,734)
                                                       --------   --------   --------
Future estimated net revenues........................    63,439     84,066    191,558
Future estimated net revenues 10% annual discount for
  estimated timing of cash flows.....................   (22,830)   (28,936)   (76,712)
                                                       --------   --------   --------
Standardized measure of discounted future estimated
  net revenues.......................................  $ 40,609   $ 55,130   $114,846
                                                       ========   ========   ========
Sales of natural gas produced, net of production
  costs..............................................  $(11,633)  $(15,346)  $(13,417)
Net changes in prices and production costs...........    (8,821)   (57,714)    53,718
Revisions of previous quantity estimates.............       488      2,363     (1,224)
Accretion of discount................................     4,917     10,272      6,312
Other................................................       528        709       (127)
                                                       --------   --------   --------
Net change in standardized measure of discounted
  future estimated net revenues......................  $(14,521)  $(59,716)  $ 45,262
                                                       ========   ========   ========

5. UNAUDITED QUARTERLY FINANCIAL DATA

     Quarterly financial data for the last two years (dollars in thousands except per unit data) is summarized as follows:

                                            1998 QUARTER ENDED                      1997 QUARTER ENDED
                                  --------------------------------------   -------------------------------------
                                                       SEPTEM-   DECEM-                         SEPTEM-   DECEM-
                                  MARCH 31   JUNE 30   BER 30    BER 31    MARCH 31   JUNE 30   BER 30    BER 31
                                  --------   -------   -------   -------   --------   -------   -------   ------
Net operating revenues..........   $4,097    $3,991    $3,565    $3,713     $5,729    $3,695    $4,022    $5,713
Net earnings....................    2,464     2,361     1,950     2,235      3,959     2,183     2,580     3,943
Net earnings per Unit...........   $ 0.23    $ 0.22    $ 0.18    $ 0.20     $ 0.36    $ 0.21    $ 0.24    $ 0.36

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 1999                         DORCHESTER HUGOTON, LTD.

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

P.A. PEAK, INC.

               By /s/ PRESTON A. PEAK                    General Partner                February 11, 1999
 --------------------------------------------------
                   Preston A. Peak
             President and Sole Director

JAMES E. RALEY, INC.

                By /s/ JAMES E. RALEY                    General Partner                February 11, 1999
 --------------------------------------------------
                   James E. Raley
             President and Sole Director

                                 EXHIBIT INDEX

                                                                                  PREVIOUSLY FILED AND INCORPORATED WITH
     NUMBER                                DESCRIPTION                              (BEARING THE SAME EXHIBIT NUMBER)
     ------                                -----------                            --------------------------------------

      3            -- Amended and Restated Certificate and Agreement of
                     Limited Partnership, as amended                                 June 30, 1995 Form 10-Q
      3.01         -- Certificates of Amendments to the Agreement of Limited
                     Partnership dated July 2, 1997 and December 15, 1997            December 31, 1997 Form 10-K
      3.02         -- Certificate of Amendment to the Agreement of Limited
                     Partnership dated April 3, 1998                                 March 31, 1998 Form 10-Q
      4.1          -- Depositary Agreement, as amended                               June 30, 1995 Form 10-Q
      4.2          -- Specimen Depositary Receipt                                    December 31, 1995 Form 10-K
      4.3          -- Nominee Agreement among the Partnership, Dorchester and
                     Nominee                                                         December 31, 1995 Form 10-K
     27            -- Financial Data Schedule                                        Filed herewith

     All other schedules and exhibits have been omitted because they are either not required, not applicable or the required information is disclosed in the Financial Statements or related Notes. No reports on Form 8-K were filed during the last quarter of the year covered by this report.