Form 10-Q
period 1999-03-31
DORCHESTER HUGOTON LTD
filed 1999-05-03
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 1999                 Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 30, 1999, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                 March 31, 1999


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998

          Condensed Statements of Earnings for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

          Condensed Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS

                      March 31, 1999 and December 31, 1998
                             (Dollars in Thousands)
                                                           March 31,  Dec. 31,
                                                             1999       1998
                                                           --------   --------
                             ASSETS                       (Unaudited)
Current assets:
    Cash and cash equivalents ........................      $ 4,893    $ 4,167
    Restricted cash ..................................          380        379
    Investments - available for sale .................        4,516      4,680
    Accounts receivable, net .........................        1,216      1,645
    Prepaid expenses and other current assets ........          127        152
                                                            -------    -------
      Total current assets ...........................       11,132     11,023
                                                            -------   --------

Property and equipment - at cost:                            28,877     28,836
    Less depreciation, depletion, and amortization ...      (13,902)   (13,415)
                                                            -------   --------
      Net property and equipment .....................       14,975     15,421
                                                            -------   --------

Total assets .........................................      $26,107    $26,444
                                                            =======    =======

              LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
    Accounts payable and other current liabilities ...      $   363    $   260
    Production and property taxes payable or accrued .          660        647
    Royalties and production payment payable .........          902        839
    Distributions payable to Unitholders .............        1,957      1,957
                                                            -------    -------
      Total current liabilities ......................        3,882      3,703
Long-term debt .......................................          100        100
                                                            -------    -------
      Total liabilities ..............................        3,982      3,803
                                                            -------   --------
Commitments and contingencies (Note 2)

Partnership capital:
    General partners .................................          124        128
    Unitholders ......................................       20,002     20,350
    Accumulated other comprehensive income ...........        1,999      2,163
                                                            -------    -------
      Total partnership capital ......................       22,125     22,641
                                                            -------    -------

Total liabilities and partnership capital ............      $26,107    $26,444
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998
                             (Dollars In Thousands)

                                                           Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------

Net operating revenues:
     Natural gas sales .............................     $  3,153     $ 4,250
     Other .........................................           46          49
     Production payment (ORRI) .....................         (135)       (202)
                                                         --------     -------
Total net operating revenues .......................        3,064       4,097
                                                         --------     -------
Costs and expenses:
    Operating, including production taxes ..........          788         878
    Depletion, depreciation & amortization .........          487         505
    General and administrative .....................          136         143
    Management fees ................................          115         125
    Interest ......................................             9          10
    Other income, net ..............................          (73)        (28)
                                                         --------     -------
Total costs and expenses ...........................        1,462       1,633
                                                         --------     -------
Net earnings .......................................     $  1,602     $ 2,464
                                                         ========     =======
Net earnings per Unit (in dollars) .................     $   0.15     $  0.23
                                                         ========     =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998
                             (Dollars In Thousands)

Net earnings .......................................     $  1,602     $ 2,464
Unrealized holding gain (loss) on
     available for sale securities .................         (164)        348
                                                         --------     -------
Comprehensive income ...............................     $  1,438     $ 2,812
                                                         ========     =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998
                             (Dollars in Thousands)




                                                            1999          1998
                                                           -------      -------

Cash flows provided by operating activities ..........     $ 2,720      $ 2,887
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of property & equipment ................         (40)         (79)
                                                           -------      -------
Cash flows used in investing activities ..............         (40)         (79)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (1,954)      (1,954)
    Reductions of long-term debt .....................         -0-          (22)
                                                           -------      -------
Cash flows used in financing activities ..............      (1,954)      (1,976)
                                                           -------      -------

Increase in cash and cash equivalents ................         726          832
Cash and cash equivalents at January 1, ..............       4,167        3,344
                                                           -------      -------
Cash and cash equivalents at March 31, ...............     $ 4,893      $ 4,176
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

2. Through 1998 the Partnership recorded $450,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia which overruled a previous order by the Federal Energy Regulatory
     Commission. On March 9, 1998 $151,757 was paid to PEPL. An additional $366,633, which is still awaiting possible regulatory/judicial/legislative action, was placed into an escrow account. On March 2, 1999, $2,840 was released from escrow to PEPL. At March 31, 1999, the value of the escrow is approximately $378,000. The escrowed funds include amounts that could possibly be waived, recovered or recoverable from others, of which $34,000 has been recorded as an allowance for bad debt on the Partnership's books in the event it is not waived and deemed uncollectible.

     The Partnership is involved in a few other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 (the "Agreement") with Bank One, Texas, N.A. The Agreement has a current borrowing base of $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 7.75% on April 30, 1999. All amounts borrowed under this facility will become due and payable on July 31, 2001. As of April 30, 1999, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was approximately $100,000 during the first quarter of 1999.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three months ended March 31, 1999 were $2,720,000 compared to $2,887,000 for the same period of 1998. First quarter net earnings were $0.15 per Unit compared to $0.23 per Unit in 1998. Operating cash flows and net earnings were lower during 1999 primarily as a result of significantly lower natural gas market prices compared to the same period last year as shown in the table below.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the financial statements for additional information. Cash and temporary cash investments totaled $4,893,000 on March 31, 1999 compared to $4,167,000 on December 31, 1998.

In connection with the Oklahoma properties, on May 15, 1999 the Partnership will pay approximately $646,000 in production payments for the year ended February 28, 1999. An additional $34,000 has been accrued for March, 1999.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payments) and weighted average sales prices were:

                                             Three Months Ended
                                        ----------------------------
                                            March 31,        Dec. 31,
                                         1999       1998       1998
Sales Volumes - MMCF:                   -----      -----      -----
   Oklahoma ..........................  1,415      1,439      1,458
   Kansas ............................    348        466        382
                                        -----      -----      -----
Total MMCF ...........................  1,763      1,905      1,840
                                        =====      =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ..........................  $1.77      $2.21      $2.07
   Kansas ............................   1.85       2.30       2.15
Overall Weighted Average - $/MCF......  $1.79      $2.23      $2.08

Oklahoma natural gas sales volumes were essentially the same during the first quarter compared to the first quarter of 1998 and slightly lower than the previous quarter as a result of routine state well tests during the current quarter. Kansas natural gas sales volumes were lower during the first quarter compared to the same quarter of 1998 and the previous quarter as a result of natural reservoir decline typical of all producers in that area.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


During the 1999 first quarter, the Partnership removed a restriction and repaired one casing leak in Kansas. After installing a temporary pumping unit to remove formation water, the Kansas well thus far appears to have increased from 80 MCFD to over 200 MCFD. Also, during the first quarter, the Partnership repaired one casing leak in Oklahoma and then fracture treated the well (creating cracks in the formation to assist gas flow from the producing zones). Preliminary results show the Oklahoma well increased from 112 MCFD to over 200 MCFD accompanied by an increased pressure which usually results in increased reserves. During April 1999 the Partnership resumed the testing and reinstallation of anodes (corrosion protection devices) on the Partnership's Oklahoma gas pipeline gathering system. Additional tests are underway regarding the Partnership's Fort Riley formation well which is currently producing about 70 MCFD with water standing in the well bore.

As discussed in the 1998 Annual Report on Form 10-K, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and in monitoring activities resulting from removal of production quantity restrictions during 1998 in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities is unpredictable, although there has been no noticeable activity resulting from the relaxed production rules that would require unusual or accelerated investment in more gas compression or other facilities needed to stay competitive with adjoining operators.

The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 11 wells have been drilled by others. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. However, recent results by others have varied from 80 MCF per day with water production to over 1,000 MCF per day. Production volumes in subsequent months have varied with some wells showing increases. On October 22, 1998, the Partnership filed suit in Texas County, Oklahoma against Blue Star Resources, Inc. et al who was attempting, without Partnership permission, to produce gas from the Council Grove formation underlying three of the Partnership's gas well units. At present, no schedule has been established by the Court and no Council Grove production has begun. It is believed that any Council Grove production volume by Blue Star will be quite small.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)





In connection with the Partnership's Year 2000 Readiness Disclosures, its field and administrative operations have been reviewed for Year 2000 compliance. These reviews have disclosed to date that previous normal upgrades resulted in most internal operations already being Year 2000 compliant. Some remaining operations, such as non-essential personal computers and non-financial software products, will simply be upgraded or replaced at nominal costs and inconvenience. These upgrades should be completed by the end of the third quarter. The Partnership previously contacted its gas purchasers and software and service vendors concerning Year 2000. Most of those contacted, that are not already compliant, have indicated they are working to be compliant. The
Partnership is preparing or has prepared contingency plans regarding those contacted that do not currently meet Year 2000 compliance. For example, the vendor that processes the Partnership's K-1's notified us that their system is not currently Year 2000 compliant. The Partnership is evaluating several options, including contracting with another vendor to process the Partnership's 4,000 to 5,000 individualized K-1's annually. While several options are available, the Partnership currently estimates that it will spend a total of $150,000 to $200,000 during 1999 and 2000 on K-1 preparation and/or conversion costs in addition to current K-1 processing costs in implementing a Year 2000 solution.

Including the above mentioned estimate, costs incurred to date, future costs, implementation of contingency plans and completion of modifications or replacements have not been and are not expected to be material or pose a material risk.

As previously discussed in the 1998 Annual Report, the Partnership is reviewing its strategic alternatives in light of the various mergers and other business transactions occurring in the natural gas and energy industry. Although no decision to sell or combine the Partnership's business with others has been made, the Partnership anticipates possible discussions with third parties which could result in such a decision. The Partnership has no timetable for any such discussions, and there is no assurance that any such discussions will lead to a transaction. During the first quarter of 1998 the Partnership adopted a severance policy which would provide up to approximately $2.8 million of severance payments. While the Partnership has not repurchased and retired any of its publicly traded Units to date, the previously announced program is still in place.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

     Item 1. Legal Proceedings: See Notes to Condensed Financial Statements.

     Item 5. Other Information: None

     Item 6. Exhibits and Reports on Form 8-K:
          a)   Exhibit 27 - Financial Data Schedule.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date:  May 3, 1999                     /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)