Form 10-Q
period 1999-06-30
DORCHESTER HUGOTON LTD
filed 1999-08-05
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1999                   Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of July 31, 1999, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                  June 30, 1999


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998

          Condensed Statements of Earnings for the Three and Six
          Months Ended June 30, 1999 and 1998 (Unaudited)

          Statements of Comprehensive Income for the Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)

          Condensed Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 (Unaudited)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS

                       June 30, 1999 and December 31, 1998
                             (Dollars in Thousands)
                                                           June 30,   Dec. 31,
                                                             1999       1998
                                                           --------   --------
                                     ASSETS              (Unaudited)
Current assets:
    Cash and cash equivalents .......................      $  4,472    $ 4,167
    Restricted cash ..................................          382        379
    Investments - available for sale .................        4,936      4,680
    Accounts receivable, net .........................        1,505      1,645
    Prepaid expenses and other current assets ........          189        152
                                                            -------    -------
      Total current assets ...........................       11,484     11,023

Property and Equipment - at cost .....................       28,922     28,836
    Less depreciation, depletion and amortization ....      (14,365)   (13,415)
                                                            -------   --------
      Net property and equipment .....................       14,557     15,421
                                                            -------   --------

Total assets .........................................      $26,041    $26,444
                                                            =======    =======
                       LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
    Accounts payable and other current liabilities ...      $   451    $   260
    Production and property taxes payable or accrued .          611        647
    Royalties and production payment payable .........          454        839
    Distributions payable to Unitholders .............        1,956      1,957
                                                            -------    -------
      Total current liabilities ......................        3,472      3,703
Long-term debt .......................................          100        100
                                                            -------    -------
      Total liabilities ..............................        3,572      3,803

Commitments and contingencies (Note 2)

Partnership capital
    General partners .................................          123        128
    Unitholders ......................................       19,927     20,350
    Accumulated other comprehensive income ...........        2,419      2,163
                                                            -------    -------
      Total partnership capital ......................       22,469     22,641
                                                            -------    -------

Total liabilities and partnership capital ............      $26,041    $26,444
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

            For the Three and Six Months Ended June 30, 1999 and 1998
                             (Dollars in Thousands)


                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       ------------------      ----------------
                                         1999       1998         1999     1998
                                       --------   -------      -------  -------

Net operating revenues:
     Natural gas sales .............   $ 3,627    $ 4,129      $ 6,780  $ 8,379
     Other .........................        46         55           92      104
     Production payment (ORRI) .....      (165)      (193)        (300)    (395)
                                       -------    -------      -------  -------
Total net operating revenues .......     3,508      3,991        6,572    8,088
                                       -------    -------      -------  -------
Costs and expenses:
    Operating, including prod. taxes       955        940        1,743    1,818
    Depletion, depreciation & amort.       463        495          950    1,000
    General and administrative .....       133        131          269      274
    Management fees ................       119        124          234      249
    Interest .......................         9         10           18       20
    Other income, net ..............       (60)       (70)        (133)     (98)
                                       -------    -------      -------  -------
Total costs and expenses ...........     1,619      1,630        3,081    3,263
                                       -------    -------      -------  -------
Net earnings .......................   $ 1,889    $ 2,361      $ 3,491  $ 4,825
                                       =======    =======      =======  =======
Net earnings per Unit (in dollars) .   $  0.17    $  0.22      $  0.32  $  0.45
                                       =======    =======      =======  =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
            For the Three and Six Months Ended June 30, 1999 and 1998
                             (Dollars In Thousands)

Net earnings .......................   $ 1,889    $ 2,361      $ 3,491  $ 4,825
Unrealized holding gain on
     available for sale securities .       420        175          256      523
                                       --------   -------      -------  -------
Comprehensive income ...............   $ 2,309    $ 2,536      $ 3,747  $ 5,348
                                       ========   =======      =======  =======

                     The accompanying condensed notes are an
                  integral part of these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998
                            (Dollars in Thousands)




                                                             1999         1998
                                                           -------      -------

Cash flows provided by operating activities ..........     $ 4,299      $ 5,384
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of prop. & equipment ...................         (86)        (475)
    Purchase of securities - available for sale ......         -0-         (741)
                                                           -------      -------
Cash flows used in investing activities ..............         (86)      (1,216)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (3,908)      (3,907)
    Reductions of long-term debt .....................         -0-          (22)
                                                           -------      -------
Cash flows used in financing activities ..............      (3,908)      (3,929)
                                                           -------      -------

Increase in cash and cash equivalents ................         305          239
Cash and cash equivalents at January 1, ..............       4,167        3,344
                                                           -------      -------
Cash and cash equivalents at June 30, ................     $ 4,472      $ 3,583
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed financial statements reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Dorchester Hugoton, Ltd.'s (the "Partnership's") financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. Per-Unit information is calculated by dividing the 99% interest owned by Unitholders by the 10,744,380 Units outstanding.

2. Through 1998 the Partnership recorded $450,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia, which overruled a previous order by the Federal Energy Regulatory
     Commission. On March 9, 1998 $151,757 was paid to PEPL. An additional $366,633, which is still awaiting possible regulatory/judicial/legislative action, was placed into an escrow account. On March 2, 1999, $2,840 was released from escrow to PEPL. At June 30, 1999, the value of the escrow is approximately $382,000. The escrowed funds include amounts that could possibly be waived, recovered or recoverable from others, of which $34,000 has been recorded as an allowance for bad debt on the Partnership's books in the event it is not waived and deemed uncollectible.

     The Partnership is involved in a few other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 (the "Agreement") with Bank One, Texas, N.A. The Agreement has a current borrowing base of $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8% on July 31, 1999. All amounts borrowed under this facility will become due and payable on July 31, 2001. As of July 31, 1999, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was $100,000 during the first half of 1999.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three and six months ended June 30, 1999 were $1,579,000 and $4,299,000 compared to $2,497,000 and
$5,384,000 for the same periods of 1998. The lower second quarter and first half 1999 cash flows from operating activities resulted from lower natural gas market prices and lower natural gas sales volumes compared to 1998. Also, the table below shows the improvement in gas prices since the first quarter of 1999.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the financial statements for additional information. Cash and cash equivalents totaled $4,472,000 at June 30, 1999 compared to $4,167,000 on December 31, 1998.

In connection with the Oklahoma properties, in May 1999 the Partnership paid approximately $646,000 in production payments for the year ended February 28, 1999; an additional $187,000 has been accrued through June 30, 1999.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payment) and weighted average sales prices were:

                                  Three Months Ended           Six Months Ended
                               ----------------------------    -----------------
                                   June 30,                         June 30,
                               ----------------     Mar. 31,   -----------------
                                1999       1998       1999      1999       1998
Sales Volumes - MMCF:          -----      -----      -----     -----      -----
   Oklahoma ...............    1,334      1,410      1,415     2,749      2,849
   Kansas .................      336        435        348       684        901
                               -----      -----      -----     -----      -----
Total MMCF ................    1,670      1,845      1,763     3,433      3,750
                               =====      =====      =====     =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $2.15      $2.22      $1.77     $1.96      $2.21
   Kansas .................     2.26       2.30       1.85      2.05       2.30
Overall Weighted Avg - $/MCF   $2.17      $2.24      $1.79     $1.97      $2.23

Oklahoma gas sales volumes were lower during 1999 compared to similar periods in 1998 and compared to the prior 1999 quarter as a result of more wells being on state tests than during comparable periods. Kansas 1999 gas sales volumes during the second quarter were slightly less than the first quarter of 1999. Kansas 1999 gas sales volumes were lower than the comparable 1998 second quarter and the 1998 same six month period. Such decreases are primarily a result of natural reservoir declines experienced by the Partnership and other producers in the Kansas area.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



During the 1999 second quarter, the Partnership fracture treated (creating cracks in the formation to assist gas flow from the producing zones) four wells in Oklahoma. Preliminary results show one well increased from 88 MCFD to over 440 MCFD while more than doubling in pressure. Increased pressure and volume usually results in increased reserves. Another well increased from 146 MCFD to 175 MCFD with only a 16% increase in pressure. The remaining two wells showed no increase in production volume while one increased pressure by 15% and the other showed no change. Recent attempts to increase production from the Partnership's Fort Riley formation well were unsuccessful. The Partnership recently installed a temporary pumping unit to remove formation water and evaluate the well's performance. Currently, the well is producing approximately 95 MCFD with minimal amounts of water.

As discussed in the 1998 Annual Report on Form 10-K, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and in monitoring activities resulting from removal of production quantity restrictions during 1998 in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities is unpredictable. Recently enacted Oklahoma legislation clarified who must receive notices of any application for infill drilling. Any such applications are expected to be controversial and require lengthy regulatory proceedings. Thus far only one company on adjoining acreage has installed gas compression since Oklahoma removed production limits. The Partnership elected to install similar rental compression to stay competitive. At present, three of the Partnership's wells are assisted by compression and thus far one well has increased production from 210 MCFD to 435 MCFD and the other two have shown little change. The Partnership will install one additional compressor to assist production from two more wells. Operating costs are expected to increase by $65,000 to $70,000 per year as a result of compression for the five wells. The increase in production should more than offset costs of compression.

The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 13 wells have been drilled by others. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. However, recent results by others have varied from 53 MCF per day with water production to over 1,000 MCF per day. Production volumes in subsequent months have varied with some wells showing increases. On October 22, 1998, the Partnership filed suit in Texas County, Oklahoma against Blue Star Resources, Inc. et al who was attempting, without Partnership permission, to produce gas from the Council Grove formation underlying three of the Partnership's gas well units. The dispute has been settled and the litigation will be dismissed. As a result of the settlement, the Partnership will receive a small overriding royalty. It is believed that any Council Grove production volume by Blue Star will be quite small.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



In connection with the Partnership's Year 2000 Readiness Disclosures, its field and administrative operations have been reviewed for Year 2000 compliance. These reviews have disclosed to date that previous normal upgrades resulted in most internal operations already being Year 2000 compliant. Some remaining operations, such as non-essential personal computers and non-financial software products, have been upgraded or replaced at nominal costs and inconvenience. Such upgrades are essentially complete except for minor issues that are non-essential. The Partnership previously contacted its gas purchasers and critical software and service vendors concerning Year 2000. Most of those contacted, that are not already compliant, have indicated they are working to be compliant. The Partnership is preparing or has prepared contingency plans regarding those contacted that do not currently meet Year 2000 compliance.

The vendor that processes the Partnership's K-1's notified us that their computer software will not be able to process Year 2000 tax returns. They have, however assured us that 1999 tax year K-1's can be processed in early 2000 on the current software. The Partnership is evaluating several options for the 2000 tax year K-1 processing in early 2001 including contracting with another vendor to process the Partnership's 4,000 to 5,000 individualized K-1's annually. While several options are available, the Partnership currently estimates that it will spend a total of $150,000 to $200,000 during 1999 and 2000 on K-1 preparation and/or conversion costs in addition to current K-1 processing costs in implementing a Year 2000 solution. Including the above mentioned estimate, costs incurred to date, future costs, implementation of contingency plans and completion of modifications or replacements have not been and are not expected to be material or pose a material risk.

As previously discussed in the 1998 Annual Report, the Partnership is reviewing its strategic alternatives in light of the various mergers and other business transactions occurring in the natural gas and energy industry. Although no decision to sell or combine the Partnership's business with others has been made, the Partnership anticipates possible discussions with third parties, which could result in such a decision. The Partnership has no timetable for any such discussions, and there is no assurance that any such discussions will lead to a transaction. During the first quarter of 1998 the Partnership adopted a severance policy, which would provide up to approximately $2.8 million of severance payments. While the Partnership has not repurchased and retired any of its publicly traded Units to date, the previously announced authorization is still in place.

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


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date: August 4, 1999                   /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)