Form 10-Q
period 1999-09-30
DORCHESTER HUGOTON LTD
filed 1999-11-01
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1999              Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 31, 1999, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                               September 30, 1999


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998

          Condensed Statements of Earnings for the Three and Nine
          Months Ended September 30, 1999 and 1998 (Unaudited)

          Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)

          Condensed Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS

                       September 30, 1999 and December 31, 1998
                             (Dollars in Thousands)
                                                           Sept. 30,   Dec. 31,
                                                             1999       1998
                                                           --------   --------
                                     ASSETS              (Unaudited)
Current assets:
    Cash and cash equivalents ........................     $  5,308    $ 4,167
    Restricted cash ..................................          386        379
    Investments - available for sale .................        4,864      4,680
    Accounts receivable, net .........................        2,191      1,645
    Prepaid expenses and other current assets ........          169        152
                                                            -------    -------
      Total current assets ...........................       12,918     11,023

Property and equipment - at cost .....................       29,108     28,836
    Less depreciation, depletion and amortization ....      (14,821)   (13,415)
                                                            -------   --------
      Net property and equipment .....................       14,287     15,421
                                                            -------   --------

Total assets .........................................      $27,205    $26,444
                                                            =======    =======
                       LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
    Accounts payable and other current liabilities ...      $   472    $   260
    Production and property taxes payable or accrued .          716        647
    Royalties and production payment payable .........          748        839
    Distributions payable to Unitholders .............        1,956      1,957
                                                            -------    -------
      Total current liabilities ......................        3,892      3,703
Long-term debt .......................................          100        100
                                                            -------    -------
      Total liabilities ..............................        3,992      3,803

Commitments and contingencies (Note 2)

Partnership capital
    General partners .................................          131        128
    Unitholders ......................................       20,735     20,350
    Accumulated other comprehensive income ...........        2,347      2,163
                                                            -------    -------
      Total partnership capital ......................       23,213     22,641
                                                            -------    -------

Total liabilities and partnership capital ............      $27,205    $26,444
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

         For the Three and Nine Months Ended September 30, 1999 and 1998
                             (Dollars in Thousands)


                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                       ------------------      ----------------
                                         1999       1998         1999     1998
                                       --------   -------      -------  -------

Net operating revenues:
     Natural gas sales .............   $ 4,509    $ 3,685      $11,289  $12,064
     Other .........................        51         44          143      148
     Production payment (ORRI) .....      (223)      (164)        (523)    (559)
                                       -------    -------      -------  -------
Total net operating revenues .......     4,337      3,565       10,909   11,653
                                       -------    -------      -------  -------
Costs and expenses:
    Operating, including prod. taxes       900        940        2,643    2,758
    Depletion, depreciation & amort.       477        506        1,427    1,506
    General and administrative .....       139        116          408      390
    Management fees ................       128        120          362      369
    Interest .......................        10         10           28       30
    Other income, net ..............       (86)       (77)        (219)    (175)
                                       -------    -------      -------  -------
Total costs and expenses ...........     1,568      1,615        4,649    4,878
                                       -------    -------      -------  -------
Net earnings .......................   $ 2,769    $ 1,950      $ 6,260  $ 6,775
                                       =======    =======      =======  =======
Net earnings per Unit (in dollars) .   $  0.26    $  0.18      $  0.58  $  0.63
                                       =======    =======      =======  =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
         For the Three and Nine Months Ended September 30, 1999 and 1998
                             (Dollars In Thousands)

Net earnings .......................   $ 2,769    $ 1,950      $ 6,260  $ 6,775
Unrealized holding gain (loss) on
     available for sale securities .       (72)       (48)         184      475
                                       --------   -------      -------  -------
Comprehensive income ...............   $ 2,697    $ 1,902      $ 6,444  $ 7,250
                                       ========   =======      =======  =======

                     The accompanying condensed notes are an
                  integral part of these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998
                            (Dollars in Thousands)




                                                             1999         1998
                                                           -------      -------

Cash flows provided by operating activities ...........    $ 7,287      $ 8,135
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of prop. & equipment ....................       (296)        (917)
    Purchase of securities - available for sale .......        -0-         (741)
    Cash received on sale of other property & equipment         12           30
                                                           -------      -------
Cash flows used in investing activities ...............       (284)      (1,628)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders .................     (5,862)      (5,861)
    Reductions of long-term debt ......................        -0-          (22)
                                                           -------      -------
Cash flows used in financing activities ...............     (5,862)      (5,883)
                                                           -------      -------

Increase in cash and cash equivalents .................      1,141          624
Cash and cash equivalents at January 1, ...............      4,167        3,344
                                                           -------      -------
Cash and cash equivalents at September 30, ............    $ 5,308      $ 3,968
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

2. Through 1998 the Partnership recorded $450,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia, which overruled a previous order by the Federal Energy Regulatory
     Commission. On March 9, 1998 $151,757 was paid to PEPL. An additional $366,633, which is still awaiting possible regulatory/judicial/legislative action, was placed into an escrow account. On March 2, 1999, $2,840 was released from escrow to PEPL. At September 30, 1999, the value of the escrow is approximately $386,000. The escrowed funds include amounts that could possibly be waived, recovered or recoverable from others, of which $34,000 has been recorded as an allowance for bad debt on the Partnership's books in the event it is not waived and deemed uncollectible.

     The Partnership is involved in a few other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 (the "Agreement") with Bank One, Texas, N.A. The Agreement has a current borrowing base of $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 8.25% on October 31, 1999. All amounts borrowed under this facility will become due and payable on July 31, 2001. As of October 31, 1999, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was $100,000 during the first nine months of 1999.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three and nine months ended September 30, 1999 were $2,988,000 and $7,287,000 compared to $2,751,000 and
$8,135,000 for the same periods of 1998. Higher quarterly cash flows from operations primarily resulted from increased natural gas market prices. Nine-month cash flows were less than 1998 period, mainly because of lower Kansas gas sales volumes.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the financial statements for additional information. Cash and cash equivalents totaled $5,308,000 at September 30, 1999 compared to $4,167,000 on December 31, 1998.

In connection with the Oklahoma properties, in May 1999 the Partnership paid approximately $646,000 in production payments for the year ended February 28, 1999; an additional $394,000 has been accrued through September 30, 1999.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payment) and weighted average sales prices were:

                                    Three Months Ended        Nine Months Ended
                               ----------------------------   -----------------
                                September 30,      June 30,     September 30,
                               ----------------   ---------   -----------------
                                1999      1998      1999        1999       1998
Sales Volumes - MMCF:          -----     -----      -----      -----      -----
   Oklahoma ...............    1,397     1,432      1,334      4,146      4,281
   Kansas .................      327       413        336      1,011      1,314
                               -----     -----      -----      -----      -----
Total MMCF ................    1,724     1,845      1,670      5,157      5,595
                               =====     =====      =====      =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $2.60     $1.97      $2.15      $2.17      $2.13
   Kansas .................     2.68      2.10       2.26       2.25       2.24
Overall Weighted Avg - $/MCF   $2.62     $2.00      $2.17      $2.19      $2.16

Oklahoma gas sales volumes decreased slightly during 1999 compared to similar periods during 1998. Kansas 1999 gas sales volumes during the third quarter were slightly less than the second quarter of 1999. Kansas 1999 gas sales volumes were lower than the comparable 1998 third quarter and the 1998 same nine-month period. Such decreases are primarily a result of natural reservoir declines experienced by the Partnership and other producers in the Kansas area.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



During the 1999 third quarter, the Partnership fracture treated (creating cracks in the formation to assist gas flow from the producing zones) two wells in Oklahoma. Preliminary results show one well increased from 120 MCFD to 350 MCFD while almost doubling in shut-in pressure. The other well increased from 136 MCFD to 275 MCFD and doubled in shut-in pressure. Increased pressure and volume usually results in increased reserves. Three additional wells are currently scheduled for fracture treatment. During the third quarter, the Partnership's Fort Riley formation well decreased from approximately 95 MCFD to 60 MCFD before removal of water from the well restored the volume to 95 MCFD. Since then, the volume has again decreased to approximately 60 MCFD.

As discussed in the 1998 Annual Report on Form 10-K, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and in monitoring activities resulting from removal of production quantity restrictions during 1998 in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities is unpredictable. Recently enacted Oklahoma legislation clarified who must receive notices of any application for infill drilling. Any such applications are expected to be controversial and require lengthy regulatory proceedings. Thus far only one company on adjoining acreage has installed gas compression since Oklahoma removed production limits. The Partnership elected to install similar rental compression to stay competitive. At present, five of the Partnership's wells are assisted by such field compression. Three of the wells have increased production from an average of 214 MCFD to 393 MCFD. The other two wells have increased from an average of 51 MCFD to 94 MCFD, which includes the results of water removal. Operating costs are expected to increase by $65,000 to $70,000 per year as a result of compression for the five wells. The increase in production should more than offset costs of compression.

The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. However, recent results by others have varied from 43 MCF per day with water production to over 1,000 MCF per day. Production volumes in subsequent months have varied with some wells showing increases. Following the litigation settlement discussed in the 1999 Second Quarter Report on Form 10-Q, Blue Star Resources Inc.'s current total production from the three Council Grove wells on the Partnership's acreage is approximately 165 MCFD, 41 MCFD, and 15 MCFD, of which the Partnership has a minor overriding royalty interest.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



In connection with the Partnership's Year 2000 Readiness Disclosures, its field and administrative operations have been reviewed for Year 2000 compliance. These reviews have disclosed to date that previous normal upgrades resulted in most internal operations already being Year 2000 compliant. All upgrades are essentially complete except for minor issues that are non-essential. The Partnership previously contacted its gas purchasers and critical software and service vendors concerning Year 2000. Most of those contacted, that are not already compliant, have indicated they are working to be compliant. The
Partnership is preparing or has prepared contingency plans regarding those contacted that do not currently meet Year 2000 compliance.

The accounting firm that has, for years, processed the Partnership's 4,000 to 5,000 individualized K-1's previously notified us that their current computer software, while fully able to process 1999 tax returns in early year 2000, would not be able to process Year 2000 tax returns in early 2001. However, the Partnership was notified during the third quarter of 1999 that the accounting firm had begun developing new software and had acquired another firm that had a Year 2000 compliant product. However, conversion of data to a new software product will still be necessary. Consequently, the Partnership still believes it could incur estimated total expenditures of $150,000 to $200,000 during calendar year 2000 and 2001 on K-1 preparation and/or conversion costs in addition to current K-1 processing costs. Including the above mentioned estimate, costs incurred to date, future costs, implementation of contingency plans and completion of modifications or replacements have not been and are not expected to be material or pose a material risk.

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

The Partnership has terminated its previously announced authorization to repurchase and retire publicly traded Units from time to time. No Units were repurchased pursuant to such authorizations.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

     Item 1. Legal  Proceedings:  See Notes to Condensed  Financial  Statements.

     Item 5. Other Information:
         a) Mr. Rawles Fulgham was re-appointed to the Partnership's Advisory Committee for a two-year term. Mr. W. Randall Blank, also on the Advisory Committee, will be eligible for re-appointment in 2000.

     Item 6. Exhibits  and  Reports  on Form 8-K:
         a)  Exhibit  27 -  Financial  Data Schedule
         b)  Reports on Form 8-K - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date: November 1, 1999                 /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)