Form 10-K405
period 1999-12-31
DORCHESTER HUGOTON LTD
filed 2000-02-17
CIK 703814

                               1999 ANNUAL REPORT

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-10697

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting securities held by non-affiliates of the registrant on JANUARY 1, 2000 was $86,923,000.

     As of FEBRUARY 1, 2000, there were outstanding Depositary Receipts for 10,744,380 Units of Limited Partnership Interest in Dorchester Hugoton, Ltd.

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

                                                   PART IV:
14.  Exhibits and Reports on Form 8-K......................  Financial Information

                   BUSINESS AND PROPERTIES OF THE PARTNERSHIP

     Dorchester Hugoton, Ltd. (the "Partnership") has its principal place of business at 1919 S. Shiloh Road, Suite 600-LB 48, Garland, Texas 75042-8234 (telephone (972) 864-8610) with field offices in Hooker, Oklahoma and Amarillo, Texas and employed fourteen full time permanent employees (not including General Partners) as of January 1, 2000. The Partnership was formed on June 16, 1982 as a Texas limited partnership pursuant to a Certificate and Agreement of Limited Partnership (as amended, the "Partnership Agreement"). Depositary receipts for units of limited partnership interest were originally distributed on August 20, 1982 in the form of a taxable property dividend.

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

OKLAHOMA PROPERTIES

     During 1998 the Partnership sold its working interest in one non-operated Oklahoma well and, at the same time, acquired overriding royalty interests in one Partnership owned and operated well. As a result, the Partnership's Oklahoma working interests changed from including 128 natural gas wells (115.7 net wells) to 127 natural gas wells (115.2 net wells) in the Guymon-Hugoton field. Additionally, the Partnership's gross developed Oklahoma acreage changed from 80,501 acres (74,621 net acres) to 79,861 acres (74,301 net acres). The Partnership continues to operate and own interests in 117 wells in Oklahoma, of which the Partnership has a 100% working interest in 109 wells, working interests ranging from 50% to 88% in 5 wells and liquefiable hydrocarbons interests only in the remaining 3 wells. The Partnership also has working interests ranging from 25% to 50% per well in a 10 well group (previously 11) operated by an unaffiliated third party. The Partnership also has minor royalty interests in various producing natural gas wells. During December 1999 the Partnership acquired in Oklahoma a 1.6% royalty interest in one well operated by the Partnership and in one non-Hugoton well operated by others.

     Of the Partnership's 127 gas wells, 124 deliver natural gas through a 132 mile Partnership owned and operated gas pipeline gathering system to the Partnership's Oklahoma gas compressor station. Beginning November 1, 1994, the Partnership began operation of a new 5400 horsepower gas compression and dehydration facility and delivered gas to Panhandle Eastern Pipe Line Company ("PEPL"). Numerous other transmission pipelines are also nearby. The total cost of these facilities was $6.0 million which included offices and warehouse storage for both field and compressor operations. During 1999 the Partnership installed two field rental gas compression units in Oklahoma. See "Regulation and Prices" for more information.

     The Partnership began delivery of gas from its Oklahoma compression facilities to Williams Gas Processing -- Mid Continent Region Co., a subsidiary of the Williams Companies, Inc. during December, 1996 following Federal Energy Regulatory Commission approval. Williams Field Services Company subsequently processes the gas at its plant near Baker, Oklahoma and returns the gas as directed by the Partnership to the available transmission pipelines at the plant outlet which include Williams Natural Gas Company, PEPL, and Natural Gas Pipeline Company of America. The gas returned to the Partnership for subsequent sale is of improved quality, including having the contaminant nitrogen removed.

     Wells in the Guymon-Hugoton field are drilled into a 150 feet thick geological formation commonly called the Chase Group. An average Partnership well will encounter the top of the Chase Group approximately 2,700 feet below the surface. This formation typically consists of non-productive shale rock layers that separate the productive zones commonly called Herington, Krider, Winfield and the deeper Fort Riley, which is sometimes referred to as Towanda. At the time of drilling the Partnership's wells (primarily during the late 1940's), the Fort Riley zone was considered to contain salt water rather than natural gas and was frequently not penetrated. Based on current information, the Fort Riley zone for the most part appears to be full of water.

     The Partnership believes that it is possible that some of the Partnership acreage contains gas productive Fort Riley zones without excessive water saturation. The Partnership's existing wells are mechanically not capable of being deepened. Consequently, to explore in the Fort Riley zone requires drilling a well and isolating the zone for testing. Considering the numerous unknown factors such as possible salt water and possible previous lateral gas migration in the Fort Riley, the Partnership continues to urge caution in predicting the outcome of such exploration.

     Thus far the Partnership has drilled and completed three wells to test the Fort Riley zone. Each of the three wells replaced an existing gas well which was plugged and abandoned as required by Oklahoma regulations. The first of the three wells initially appeared to be favorable in both the Fort Riley zones and Winfield/Krider zones; however, subsequent testing indicated that gas leaked upward through the shale rock layer separating the zones, causing Fort Riley evaluations to be inconclusive. The first of the three wells recently produced 393 MCFD at 68 psig which is an improvement over the plugged well's previous 105 MCFD at 24 psig. The second of the three Fort Riley test wells was not as successful, producing 78 MCFD while pumping 30 bbls of water per day. This second well replaced a Winfield/Krider well that produced 175 MCFD with no water. In December 1998, this second Fort Riley well was plugged and recompleted in the Winfield/Krider zone and recently produced 171 MCFD at 19 psig. The third Fort Riley test recently produced between 40 to 110 MCFD at 18 psig. The third well's production is not stable as a result of water encroachment which has required more frequent bailing. The third Fort Riley test replaced a Winfield/Krider well that produced 85 MCFD at 20 psig.

KANSAS PROPERTIES

     The Partnership currently operates and owns 100% of the working interest in 20 natural gas wells producing from the Kansas Hugoton field on 7,035 gross developed acres. The natural gas from these operated wells is currently delivered through a 26 mile gas gathering pipeline and compression facility owned by the Partnership and is sold in the field at spot market prices. Compared to 1997 and 1998, Kansas 1999 sales volumes have decreased. Such decreases are primarily a result of declining Kansas reservoir pressures experienced by the Partnership and other producers in the area. On November 5, 1997 the Partnership began operation of additional gas gathering pipelines and seven rental gas compressor units which are scattered over a ten mile area. Initial results showed a favorable increase in gas sales accompanied by an increase in condensed water accumulation in the gathering pipelines. The total capital cost was approximately $470,000. The Partnership's Kansas operating costs for such field gas compression operations were approximately $344,000 in 1998 and $288,000 in 1999.

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

     At present, the Oklahoma Guymon-Hugoton field is restricted by state conservation regulations to a maximum of one well for each 640 acres (subject to minor variances). Including the Partnership's 127 wells, there are about 1,350 currently producing gas wells in the Guymon-Hugoton Field owned by both independent producers and major oil and gas companies. Previously, a few producers and numerous other interested parties in the area were actively seeking either regulatory or legislative changes to enable "increased density drilling" similar to Kansas infill drilling on 320 acre spacing. At present, several producers in the field have actively opposed such infill drilling. The difference in beliefs appears to rest in whether such infill drilling results in increased reserves. In 1989 the Oklahoma Corporation Commission ("OCC") concluded hearings on infill drilling and determined the present density of one well per 640 acres was adequate to drain the 640 acres. Numerous studies of the Kansas infill drilling results have concluded that no new reserves were developed by infill drilling. This conclusion is consistent with the Partnership's experience in Kansas.

     A change in the Guymon-Hugoton field rules allowing infill drilling could result in a large number of wells being drilled that are not needed to produce the same gas that is being produced by the existing wells. The Partnership believes it is not usually economically justifiable to drill a second well on 640 acres in Oklahoma just to produce the same gas as the original well, only faster. THE OUTCOME AND COST OF INFILL DRILLING IS UNPREDICTABLE. In late February 1997, Oklahoma did not pass legislation that would have allowed "infill drilling". Similar proposed legislation may arise in the future. On June 21, 1999 Oklahoma enacted legislation that clarifies who must receive notices of any application for Guymon-Hugoton infill drilling. Currently no such applications have been filed and such filings are expected to be controversial and require lengthy regulatory proceedings.

     On October 28, 1997 the OCC, which administers oil and gas conservation in Oklahoma, conducted a hearing on a proposal to change the allowable amount of production per well in the Guymon-Hugoton field. The hearing included contradictory viewpoints that the proposal encouraged infill drilling vs. that the proposal had no effect on the infill drilling issue. On February 4, 1998 the OCC adopted rules that essentially removed production volume limits from nearly all wells in the Guymon-Hugoton field effective July 1, 1998 and specifically provided that the rule changes have no bearing on the question of infill drilling which must be decided separately. Thus far only one company on adjoining acreage has installed gas compression to try to benefit from Oklahoma's removal of production limits. The Partnership elected to install similar rental compression to stay competitive. At present, five of the Partnership's wells are assisted by such field compression. Three of the wells have increased production from an average of 214 MCFD to 378 MCFD. The other two wells have increased from an average of 51 MCFD to 76 MCFD, which includes the results of water removal. Operating costs are expected to increase by $75,000 to $85,000 per year as a result of operating two compressor units for the five wells. The increase in production has more than offset costs of compression. Further activities by others resulting from the field rule changes and related costs and/or benefits to the Partnership are unpredictable.

     The pricing of all the Partnership's gas sales, both in Kansas and Oklahoma, is primarily determined by supply and demand in the marketplace. This price can fluctuate considerably. During 1999 the lowest price was $1.59/MMBTU in March and the highest was $3.04/MMBTU in November. The Partnership anticipates continued fluctuations in marketplace pricing. See Note 1 to the Financial Statements for a discussion regarding material customers and contracts.

     The FERC allows regulated transmission pipelines to transfer or sell portions of their system classified or reclassified by the FERC as gas gathering pipelines to non-regulated entities or affiliates. Most of the Partnership's Oklahoma gas was not affected by any such sale or transfer and the effect on the Partnership in Kansas has been minimal since only one of the two transmission pipelines to which the Partnership delivered gas became a non-regulated gathering pipeline in 1996. Since then the Partnership's gas from the 20 Kansas wells was delivered directly to a transmission pipeline or sold to Duke Energy Field Services, Inc. at the outlet of the Partnership's compressors. On May 1, 1996 the Partnership also negotiated a four-year gas sales agreement with WFS Gas Resources Company (part of Williams Companies, Inc.) providing for gathering, compression, and sale of gas at market prices. This agreement covers only 3 wells (in which the Partnership has minimal interest) that are not connected to the Partnership's Oklahoma gas gathering pipeline and compression facilities. This sales agreement replaced the previously regulated gathering and compression services provided by Williams Natural Gas Company. Both Kansas and Oklahoma have adopted state regulation of gas gathering pipeline systems available for hire which excludes the Partnership's facilities. Additionally, current court decisions in both Kansas and Oklahoma sharply restrict the practice of requiring royalty owners to bear their share of gas gathering and compression costs. The Partnership has never charged royalty owners for such costs.

COMPETITION

     The energy industry in which the Partnership competes is subject to intense competition among a large number of companies, both larger and smaller than the Partnership, many of which have financial and other resources greater than the Partnership. See Note 1 to the Financial Statements for a discussion regarding material customers.

ENVIRONMENTAL LAWS AND REGULATIONS

     The costs associated with the Partnership's compliance with environmental laws and regulations has not had, and is not anticipated to have, a material effect on its capital expenditures, earnings or competitive position. The Partnership's gas production contains minimal contaminants other than nitrogen, which is inert and non-toxic. The Partnership's quarterly air emission tests at its Oklahoma compression facility continue to comply with the Oklahoma Department of Environmental Quality's air quality regulations. The Kansas Department of Health and Environment ("KDHE") on July 24, 1997 issued the Partnership an air emissions operating permit for its Kansas compression facility. Previously such a permit was not required. At present, no permits are necessary for the seven rental field compressors installed in Kansas during 1997 or the two rental field compressors installed in Oklahoma during 1999. In addition, one Kansas well underwent KDHE regulated non-hazardous soil removal and disposal to remedy minor mercury contamination during 1996 at minimal cost. No other Kansas well site required remedial attention.

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

     On May 7, 1996 the Partnership announced a program to purchase from time to time up to 500,000 of the Partnership's Units. Such purchases would have been made on the open market, in private transactions, or otherwise. Purchases from the General Partners were excluded from the repurchase program. All Units repurchased under the program would be retired resulting in a decrease in both Units issued and Units outstanding. No Units would have been held as "Treasury Units". There was no assurance or obligation that the repurchase program would result in any purchase of Units. The Partnership believed the repurchase program was a way to enhance the value to our long-term investors by increasing a Unitholder's equity ownership in natural gas producing properties rather than attempting alternatives such as acquisition or exploration programs. On October 26, 1999 the Partnership terminated the authorization to repurchase and retire Units. No Units were repurchased pursuant to such authorization.

     The Depositary Receipts have been traded on the Nasdaq Stock Market under the symbol "DHULZ" since August 26, 1982. The quoted market prices and reported trading volumes for 1999 and 1998 were as follows:

                                             1999                      1998
                                    ----------------------    -----------------------
                                    LOW    HIGH    VOLUME     LOW    HIGH     VOLUME
                                    ---    ----    ------     ---    ----     ------
First Quarter.....................   9 3/8  10 1/2 867,000    13 1/2  16 1/4  768,000
Second Quarter....................   9      11 1/2 388,000    14 1/2  16 3/4  544,000
Third Quarter.....................  10 1/8  13 1/4 481,000    10 1/8  14 7/8  498,000
Fourth Quarter....................   9      13 1/4 476,000    10      13      482,000

     As of January 1, 2000, there were approximately 4,100 Unitholders.

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

     Effective with the third quarter 1995 distribution, the Partnership's transfer agents have paid all distributions as declared. Distributions per Unit have been as follows:

                                                           YEAR ENDED DECEMBER 31,
                       -----------------------------------------------------------------------------------------------
QUARTER                1982   1983   1984   1985/86   1987   1988   1989/90/91   1992   1993   1994/95/96   1997/98/99
-------                ----   ----   ----   -------   ----   ----   ----------   ----   ----   ----------   ----------
First................  N/A    $.02   $.01    $.01     $.02   $.03      $.05      $.05   $.12      $.17         $.18
Second...............  N/A     .01    .01     .01      .02    .04       .05       .05    .15       .17          .18
Third................  $.01    .01    .01     .01      .03    .04       .05       .05    .17       .17          .18
Fourth...............  .02     .01    .01     .02      .03    .04       .05       .08    .17       .17          .18
                       ---    ----   ----    ----     ----   ----      ----      ----   ----      ----         ----
Total................  $.03   $.05   $.04    $.05     $.10   $.15      $.20      $.23   $.61      $.68         $.72
                       ===    ====   ====    ====     ====   ====      ====      ====   ====      ====         ====

     After dissolution of the Partnership, distributions to each Unitholder of record (whether an assignee or Limited Partner) will be made in accordance with the Partnership Agreement.

     Hugoton Nominee, Inc., a Texas nominee corporation ("Nominee"), was formed in August 1982 on behalf of the Partnership and has agreed to act as the Limited Partner of record for those Unitholders of record who do not become Substituted Limited Partners. If Nominee receives notice of any action requiring the vote of Limited Partners, it will provide or cause to be provided such notice to the Unitholders of record representing Units for which Nominee is acting as the Limited Partner of record and inform those holders of their rights to become Substituted Limited Partners. The Partnership is required to reimburse Nominee for all expenses incurred in such capacity ($484 for 1999 and $507 for 1998) and shall indemnify it against certain liabilities incurred by Nominee in such capacity. Nominee may at any time resign or be removed by the Partnership, and a successor appointed.

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

                               PRINCIPAL HOLDERS

     The following table sets forth certain information regarding the beneficial ownership of Units by the General Partners, their officers, and the Partnership's officer effective as of January 1, 2000 and other persons, excluding depositaries, of record on January 1, 2000 who held 5% or more of the Units.

                                                             NUMBER OF
                                                               UNITS           PERCENT OF
                                                         BENEFICIALLY OWNED    CLASS(1)(3)
                                                         ------------------    -----------
P. A. Peak, Inc., General Partner....................                --              --
Preston A. Peak, President of P.A. Peak, Inc. .......         1,577,412(2)        14.68%
James E. Raley, Inc., General Partner................                --              --
James E. Raley, President of James E. Raley, Inc.....            14,706             .14%

---------------

(1) Based on 10,744,380 Units.

(2) Includes 1,576,412 Units owned by various entities for the benefit of Mr. Peak and his family, and 1,000 Units owned by Hugoton Nominee, Inc. of which he is the President and sole Director.

(3) The Units owned by the Advisory Committee members and the non-general partner officer of the Partnership is less than 1% of the total Units outstanding at December 31, 1999.

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

MANAGEMENT OF THE PARTNERSHIP

     The General Partners, who have purchased an aggregate 1% net profits interest in the Partnership, are P. A. Peak, Inc. whose sole shareholder is Preston A. Peak, age 77, Investor, and James E. Raley, Inc., whose sole shareholder is James E. Raley, age 60, Engineer. Kathleen A. Rawlings, age 42, is the Partnership's Principal Accounting Officer and Administrative Services Manager. She has been a full-time employee of the Partnership since 1983. Mr. Peak is a former member of the Board of Directors of Kaneb Services, Inc. as well as one of its subsidiaries. Mr. Raley is an independent consulting engineer.

     The Partnership established an Advisory Committee consisting of two independent advisors in August, 1995 to function as the Partnership's audit committee and to review and approve any transactions between the Partnership and its General Partners, including any compensation and benefits paid to the General Partners by the Partnership. Mr. Rawles Fulgham of Dallas, Texas and Mr.
W. Randall Blank of Houston, Texas presently serve on the Advisory Committee. Mr. Fulgham presently serves as Chairman and Chief Executive Officer of Global Industrial Technologies, Inc. and is a director of NCH Corporation and Global Industrial Technologies, Inc. Mr. Blank is currently a consultant active in the natural gas industry. Previously, he was the Executive Vice President of

Rockland Pipeline Company in Houston, Texas. He also serves on the Board of Directors of Panther Natural Gas Company.

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

                                                           ALL OTHER COMPENSATION
                                         ----------------------------------------------------------
                                         PRESTON A. PEAK OR    JAMES E. RALEY OR
SUMMARY COMPENSATION TABLE                P.A. PEAK, INC.     JAMES E. RALEY, INC.
YEAR                                      GENERAL PARTNER       GENERAL PARTNER      TOTAL FOR YEAR
----                                     ------------------   --------------------   --------------
1997...................................       $107,797              $326,022(a)         $433,819
1998...................................       $ 88,830              $407,055(a)         $495,885
1999...................................       $ 88,509              $407,484(a)         $495,993

---------------

(a) Includes the amount of taxable medical insurance premiums and payments of $5,225, $5,225, and $5,975 for James E. Raley in 1997, 1998, and 1999,
    respectively.

     Amounts expended by the Partnership for expenses (including certain private club dues and office and other expenses) reimbursed or expended on behalf of employees and the General Partners are believed to constitute ordinary and incidental business expenses and are paid by the Partnership to facilitate the conduct of Partnership business by such employees and General Partners. The Partnership has concluded that the aggregate amount, if any, of personal benefit is neither significant nor unusual nor does it result in any material additional expense (less than $50,000) to the Partnership. During 1999, the General Partners were reimbursed a total of $33,752 for all expenses incurred by them on behalf of the Partnership, including their general and administrative expenses. No employees or officers of the corporate General Partners participate in the Partnership's simplified employee pension plan. Fees and expenses paid to members of the Advisory Committee amount to less than $30,000 annually.

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

     Meetings of the Unitholders may be called by any General Partner and shall be called by the General Partners within 15 days following the written request of Unitholders holding more than 50% of the Units on not less than 30 days nor more than 60 days notice and at a reasonable time and place. There were no meetings of the Unitholders held during 1999. Any action which may be taken at a meeting of the Unitholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by Unitholders owning not less than the minimum percentage of Units that would be necessary to authorize or take such action at a meeting at which all Unitholders were present and voted. For purposes of obtaining a written consent, a General Partner may require response by a specified date not later than 30 days after the date any proposal is submitted to the Unitholders. Any Unitholder failing to notify the Partnership of his support for or opposition to the proposal within the specified time shall be conclusively deemed to have opposed the proposal.

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

     A Unitholder's distributive share of the taxable income or loss of the Partnership generally will be required to be included in determining his reportable income for state or local tax purposes in the jurisdiction in which he is a domicile or resident. In addition, the Partnership will conduct operations in some states, including Kansas and Oklahoma, which impose a tax on a Unitholder's share of the income derived from the activities or properties of the Partnership in that state whether or not the Unitholder is a resident or domicile of such state. Accordingly, a Unitholder may be subject to taxes in a state in which the Partnership has operations or properties in addition to the state in which the Unitholder has his residence or domicile. The Partnership initiated an agreement with the Kansas Department of Revenue removing the reporting burden for Unitholders who are nonresidents of Kansas and satisfying any tax liability that might exist with respect to their allocable share of Partnership income attributable to Kansas for 1982 through 1999.

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

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            SELECTED FINANCIAL DATA
       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996, AND 1995
                             (DOLLARS IN THOUSANDS)

                                                1999      1998      1997      1996      1995
                                               -------   -------   -------   -------   -------
Net operating revenues.......................  $15,302   $15,366   $19,159   $17,055   $13,027
Net earnings.................................  $ 9,046   $ 9,010   $12,665   $ 7,830   $ 7,592
Net earnings per Unit........................  $  0.83   $  0.83   $  1.17   $  0.72   $  0.70
Cash distributions per Unit..................  $  0.72   $  0.72   $  0.72   $  0.68   $  0.68
Total assets at December 31..................  $28,165   $26,444   $25,215   $22,683   $19,601
Notes payable -- long term...................  $   100   $   100   $   122   $ 3,144   $ 1,725
Partnership capital at December 31...........  $24,338   $22,641   $20,841   $15,389   $14,499

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership's year to year changes in net earnings and cash flows from operating activities are principally determined by changes in either natural gas sales volumes or gas prices. As shown in the following table, overall gas sales volumes were down 3% from 1997 to 1998 and down 7% from 1998 to 1999. Natural gas market prices were down 18% from 1997 to 1998 and up 7% from 1998 to 1999. The Partnership's 1999 fourth quarter weighted average gas sales prices were up 26% compared to 1998 ($2.62 v. $2.08 per MCF). Net earnings were $12,665,000 in 1997, $9,010,000 in 1998 and $9,046,000 in 1999. Operating cash flows were
$15,482,000 in 1997, $10,501,000 in 1998 and $11,045,000 in 1999. On May 15,
2000 the Partnership will pay an Oklahoma production payment of $730,000 for the year ended February 29, 2000, of which approximately $600,000 was accrued through December 31, 1999.

     In order to supplement its cash flows from operating activities and finance significant capital projects, the Partnership entered into a $15 million long-term unsecured revolving credit facility (the "Credit Agreement") with Bank One, Texas, NA in 1994. See Note 2 to the Partnership's Financial Statements for additional information on the Credit Agreement. The Partnership does not believe that changes in interest rates will have a material effect on its financial condition or operating results. Cash flows from operating activities remain sufficient to meet the Partnership's anticipated costs and expenses and debt service requirements. The Partnership has no current outstanding material commitments for capital expenditures. Year end cash and cash equivalents totaled $4,167,000 for 1998 and $7,017,000 for 1999. The Partnership's ownership of Exxon (now Exxon Mobil Corporation) common stock increased from 54,000 to 64,000 shares during 1998.

     The Partnership's 5,400 horsepower gas compression and dehydration facility in Oklahoma has continued to operate satisfactorily since its start-up in November 1994. Major maintenance was performed in 1998. The Partnership anticipates normal gradual increases in repairs. Electronic measurement was installed on the Oklahoma gas gathering pipelines during 1996. Field consumption of natural gas at the compression and dehydration facilities is estimated to be approximately 4.5% of the Oklahoma inlet gas volume and 10% in Kansas as a result of field compression. The Partnership anticipates gradual increases in Oklahoma field operating costs and expenses as repairs to its 50-year-old pipelines and gas wells become more frequent and as pressures eventually decline. The Partnership does not anticipate significant replacement of these items at this time. During 1999, the Partnership concluded testing and reinstallation of anodes (corrosion protection devices) on the Oklahoma gas pipeline gathering system.

     The routine workover of wells in Oklahoma includes fracture treating (the creation of cracks in the formation to assist gas flow toward the well bore from the producing zones). Currently, the Partnership has fracture treated 17 wells in Oklahoma which includes 10 wells during 1999. Of the 17 wells, 14 increased in gas production volume and 15 increased in gas pressure. THE COMBINATION OF AN INCREASE IN PRESSURE AND VOLUME RESULTED IN AN OVERALL INCREASE OF 49% IN GAS RESERVES FOR THE 17 WELLS. Such fracture treatments to date have cost from $20,000 to $35,000 per well. THE RESULTS OF SUCH FRACTURE TREATING CAN VARY WIDELY FROM WELL TO WELL AND MAY NOT BE SUCCESSFUL. HOWEVER, AT PRESENT, TYPICAL OKLAHOMA PER WELL VOLUME INCREASES HAVE BEEN SIGNIFICANT, CURRENTLY AVERAGING 107% (133 TO 275 MCF PER DAY). The Partnership anticipates continuing additional fracture treating during 2000.

     The Partnership's portion of gas sales volumes (in MMCF) not reduced for Oklahoma production payment, and weighted average BTU adjusted sales prices per MCF were as follows:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              1999     1998     1997
                                                             ------   ------   ------
Sales Volumes:
  Oklahoma.................................................   5,580    5,739    5,746
  Kansas...................................................   1,320    1,696    1,936
                                                             ------   ------   ------
          Total............................................   6,900    7,435    7,682
                                                             ======   ======   ======
Weighted Average Sales Prices:
  Oklahoma.................................................  $ 2.28   $ 2.11   $ 2.60
  Kansas...................................................    2.36     2.22     2.63
  Overall weighted average.................................    2.30     2.14     2.61

     Oklahoma 1999 gas sales volumes were within 3% of the 1998 and 1997 volumes partly because of volume increases from fracture treating offsetting natural declines. The Partnership drilled and completed one Fort Riley test well in 1997 and two in 1998. The second well has been plugged and recompleted in an upper zone -- see the Business and Properties of the Partnership -- Oklahoma Properties section of this annual report. The Partnership will continue to evaluate the results of the third Fort Riley well (especially in view of shut-in pressures exceeding 300 psig) to seek a method of increasing gas flow without increasing water production. Meanwhile, the Partnership anticipates installing a pumping unit to remove water from the well bore and hopefully improve production volume. Further Fort Riley drilling will await the results of this evaluation. As discussed in Business and Properties of the Partnership -- Regulations and Prices, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and monitoring activities in the field resulting from removal of production quantity restrictions in the Guymon-Hugoton field.

     During 1997 the Partnership drilled and completed one additional infill well in Kansas. Also during 1997, the Partnership began operation of seven Kansas skid-mounted field rental gas compressor units -- see the Business and Properties of the Partnership section of this Annual Report. Kansas 1999 sales volumes were lower than 1998 and 1997 as a result of declining volumes and pressures typical of other producers in that area. The use of field compression, which increased volume initially, helped lessen the decline on an annual basis. The Partnership, together with other producers, are currently seeking Kansas regulatory permission to employ field compressors to operate the wells at a vacuum. The proposal is opposed by some producers and neither the outcome nor the possible effect upon allowable production volume is predictable.

     The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. IT IS NOT KNOWN IF SUCH MONITORING WILL RESULT IN ANY PLANS BY THE PARTNERSHIP TO ATTEMPT A COUNCIL GROVE WELL; PREVIOUS PRELIMINARY REVIEWS YIELDED UNFAVORABLE FORECASTS. However, recent results by others have varied from 37 MCF per day with water production to over 1,000 MCF per day. Production volumes in subsequent months have varied with most wells showing decreases. Blue Star Resources Inc.'s current total production from the three Council Grove wells on the Partnership's acreage is approximately 38 MCFD, 18 MCFD and 6 MCFD. The Partnership has a minor overriding royalty interest in the three wells.

     As previously reported, the accounting firm that has, for years, processed the Partnership's 4,000 to 5,000 individualized K-1's previously notified us that their current computer software, while fully able to process 1999 tax returns in early year 2000, would not be able to process Year 2000 tax returns in early 2001. Subsequently, the Partnership was notified during the third quarter of 1999 that the accounting firm had begun developing new software and had acquired another firm that had a Year 2000 compliant product. However, conversion of data to the new software will still be necessary.

Consequently, the Partnership believes it could incur estimated total expenditures of $150,000 to $200,000 during calendar year 2000 and 2001 on K-1 preparation and/or conversion costs in addition to current K-1 processing costs. Except as stated above, thus far, the Partnership has been essentially unaffected by the change from calendar year 1999 to 2000.

     As previously discussed in the 1997 and 1998 Annual Reports, the Partnership is reviewing its strategic alternatives in light of the various mergers and other business transactions occurring in the natural gas and energy industry. Although no decision to sell or combine the Partnership's business with others has been made, the Partnership anticipates possible discussions with third parties which could result in such a decision. The Partnership has no timetable for any such discussions, and there is no assurance that any such discussions will lead to a transaction. During the first quarter of 1998 the Partnership adopted a severance policy which would provide up to approximately $2.8 million of severance payments. Please see Note 3 to the Financial Statements.

                             FINANCIAL INFORMATION

Financial Statements:

     Statements of Earnings for the Years Ended December 31, 1999, 1998 and
      1997.

     Statements of Comprehensive Income for the Years Ended December 31, 1999,
      1998 and 1997.

     Balance Sheets as of December 31, 1999 and 1998.

     Statements of Changes in Partnership Capital for the Years Ended December
      31, 1997, 1998 and 1999.

     Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and
      1997.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partners and Unitholders of Dorchester Hugoton, Ltd.:

We have audited the financial statements of Dorchester Hugoton, Ltd. listed under Financial Information above. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Hugoton, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                            GRANT THORNTON LLP

Dallas, Texas
February 11, 2000

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Net operating revenues:
  Natural gas sales.........................................  $15,849   $15,901   $20,049
  Other.....................................................      198       199       183
  Production payment (ORRI).................................     (745)     (734)   (1,073)
                                                              -------   -------   -------
          Total net operating revenues......................   15,302    15,366    19,159
                                                              -------   -------   -------
Costs and expenses:
  Operating.................................................    2,678     2,619     2,457
  Production taxes..........................................      910       921     1,193
  Depreciation, depletion and amortization..................    1,903     2,015     1,916
  General and administrative:
     Tax and regulatory reporting...........................      176       143       174
     Depositary and transfer agent fees.....................       24        18        10
     Other..................................................      363       371       376
  Management fees...........................................      490       491       428
  Interest expense..........................................       37        40       106
  Other income..............................................     (325)     (262)     (166)
                                                              -------   -------   -------
          Total costs and expenses..........................    6,256     6,356     6,494
                                                              -------   -------   -------
Net earnings................................................  $ 9,046   $ 9,010   $12,665
                                                              =======   =======   =======
Net earnings per Unit.......................................  $  0.83   $  0.83   $  1.17
                                                              =======   =======   =======

                       STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Net earnings................................................  $ 9,046   $ 9,010   $12,665
Unrealized holding gain on available for sale securities....      476       635       658
                                                              -------   -------   -------
Comprehensive income........................................  $ 9,522   $ 9,645   $13,323
                                                              =======   =======   =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               1999      1998
                                                              -------   -------
Current assets:
  Cash and temporary cash investments.......................  $ 7,017   $ 4,167
  Restricted cash (Note 3)..................................      390       379
  Investments -- available for sale.........................    5,156     4,680
  Accounts receivable.......................................    1,555     1,645
  Prepaid expenses and other current assets.................      141       152
                                                              -------   -------
     Total current assets...................................   14,259    11,023
                                                              -------   -------
Property and equipment -- at cost:
  Natural gas properties (full cost method).................   28,143    27,790
  Other.....................................................    1,060     1,046
                                                              -------   -------
       Total................................................   29,203    28,836
Less accumulated depreciation, depletion and amortization:
  Full cost depletion.......................................   14,863    13,076
  Other.....................................................      434       339
                                                              -------   -------
       Total................................................   15,297    13,415
                                                              -------   -------
  Net property and equipment................................   13,906    15,421
                                                              -------   -------
       Total assets.........................................  $28,165   $26,444
                                                              =======   =======

                      LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
  Accounts payable..........................................  $   252   $   260
  Production and property taxes payable.....................      630       647
  Royalties payable.........................................      889       839
  Distributions payable to unitholders......................    1,956     1,957
                                                              -------   -------
     Total current liabilities..............................    3,727     3,703
Notes payable -- long-term..................................      100       100
                                                              -------   -------
     Total liabilities......................................    3,827     3,803
                                                              -------   -------
Commitments and contingencies (Note 3)
Partnership capital:
  General partners..........................................      140       128
  Unitholders...............................................   21,559    20,350
  Accumulated other comprehensive income....................    2,639     2,163
                                                              -------   -------
     Total partnership capital..............................   24,338    22,641
                                                              -------   -------
       Total liabilities and partnership capital............  $28,165   $26,444
                                                              =======   =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                            ACCUMULATED
                                                                               OTHER
                                                  GENERAL                  COMPREHENSIVE
YEAR                                              PARTNERS   UNITHOLDERS      INCOME        TOTAL
----                                              --------   -----------   -------------   -------
1997
  Balance at December 31, 1996..................    $ 68       $14,451        $  870       $15,389
  Net earnings..................................     127        12,538            --        12,665
  Net unrealized holding gain on investments
     available for sale.........................      --            --           658           658
  Distributions ($0.72 per Unit)................     (78)       (7,736)           --        (7,814)
  Other.........................................      (1)          (56)           --           (57)
                                                    ----       -------        ------       -------
  Balance at December 31, 1997..................     116        19,197         1,528        20,841
                                                    ----       -------        ------       -------
1998
  Net earnings..................................      90         8,920            --         9,010
  Net unrealized holding gain on investments
     available for sale.........................      --            --           635           635
  Distributions ($0.72 per Unit)................     (78)       (7,736)           --        (7,814)
  Other.........................................      --           (31)           --           (31)
                                                    ----       -------        ------       -------
  Balance at December 31, 1998..................     128        20,350         2,163        22,641
                                                    ----       -------        ------       -------
1999
  Net earnings..................................      90         8,956            --         9,046
  Net unrealized holding gain on investments
     available for sale.........................      --            --           476           476
  Distributions ($0.72 per Unit)................     (78)       (7,736)           --        (7,814)
  Other.........................................      --           (11)           --           (11)
                                                    ----       -------        ------       -------
  Balance at December 31, 1999..................    $140       $21,559        $2,639       $24,338
                                                    ====       =======        ======       =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                               1999       1998       1997
                                                              -------    -------    -------
Cash flows from operating activities:
  Net earnings..............................................  $ 9,046    $ 9,010    $12,665
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation, depletion and amortization...............    1,903      2,015      1,916
     (Gain) loss on sale of property and equipment..........       (8)       (13)         1
     Other..................................................      (11)       (31)       (57)
     Changes in current assets and liabilities:
       Restricted cash......................................      (11)      (379)        --
       Accounts receivable..................................       90        441        968
       Prepaid expenses and other current assets............       11        (16)       (33)
       Accounts payable, taxes and royalties payable........       25       (526)        22
                                                              -------    -------    -------
Net cash provided by operating activities...................   11,045     10,501     15,482
                                                              -------    -------    -------
Cash flows from investing activities:
  Capital expenditures......................................     (391)    (1,136)    (1,550)
  Purchase of available for sale securities.................       --       (741)        --
  Cash received on sale of property and equipment...........       12         58         53
                                                              -------    -------    -------
Net cash used by investing activities.......................     (379)    (1,819)    (1,497)
                                                              -------    -------    -------
Cash flows from financing activities:
  Proceeds from long-term borrowing.........................       --         --      7,200
  Loan payments.............................................       --        (44)   (10,247)
  Distributions paid to Unitholders.........................   (7,816)    (7,815)    (7,709)
                                                              -------    -------    -------
Net cash used by financing activities.......................   (7,816)    (7,859)   (10,756)
                                                              -------    -------    -------
Increase in cash and temporary cash investments.............    2,850        823      3,229
Cash and temporary cash investments at beginning of year....    4,167      3,344        115
                                                              -------    -------    -------
Cash and temporary cash investments at end of year..........  $ 7,017    $ 4,167    $ 3,344
                                                              =======    =======    =======

Supplemental cash flow and other information:
  Interest paid (no interest was capitalized)...............  $    37    $    43    $   109
                                                              =======    =======    =======
  Distributions declared but not paid.......................  $ 1,956    $ 1,957    $ 1,958
                                                              =======    =======    =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

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

     Investments -- The Partnership's investments consist of shares of Exxon Mobil Corporation (previously Exxon Corporation) common stock and are classified as available for sale. At December 31, 1999 and 1998, the carrying value of this stock, based on the quoted market price, was $5,156,000 and $4,680,000, respectively, and the cost was $2,517,455 for both years.

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

     General Partners -- The Partnership's General Partners have the overall responsibility for the management, operation and future development of the properties. Each General Partner is entitled to receive reasonable compensation in the form of a management fee, to be divided among the General Partners in an annual aggregate amount of $350,000 effective January 1, 1998 (previously $250,000) plus 1% of the gross income from the Partnership properties for services rendered in operating and managing the Partnership. The General Partners are also reimbursed for all general and administrative expenses incurred by them on behalf of the Partnership.

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Operating Agreement -- The Partnership operates substantially all of its natural gas properties. Efforts are made to balance each working interest owner's share of production to gas marketed by increasing or decreasing the volumes of gas allocated to each working interest owner in subsequent months so that each such working interest owner shall be able to share in the actual cumulative production in proportion to its interest in the properties. The Partnership receives in-kind the Partnership's share of gas produced from 11 wells in Oklahoma (10 operated by others and 1 operated by the Partnership). At December 31, 1999 the net balance owed the Partnership is approximately 14,000 MCF compared to 1,000 MCF at December 31, 1998.

     Other Agreements -- Effective May 1, 1997, the Partnership's Kansas gas was committed for sale and processing to PanEnergy Field Services, Inc. (now Duke Energy Field Services, Inc.) for a period of 3 years and year to year thereafter. Duke Energy will pay based on an index of the market price in the field plus a premium. Similarly, effective July 1, 1999 the Partnership's Oklahoma gas was committed for sale to Williams Energy Services Company ("WESCO") for a one-year period at a premium over the market price index. During 1996, the Partnership's Oklahoma gas began a five-year commitment to Williams Field Services Company for delivery through a processing facility. The quantity sold to WESCO is determined by nominations at the processing facility outlet and imbalances with actual deliveries to Williams Field Services Company are corrected in each subsequent month. At December 31, 1999 the imbalance was approximately 22,000 MMBTU owed the Partnership compared to 14,000 MMBTU owed to WESCO at December 31, 1998.

     Operating Revenue -- Natural gas revenues are recognized as production and sales take place (the "sales method"). The Partnership's purchasers (including their affiliates) who accounted for more than 10% of natural gas revenues for each of the years ended December 31, 1999, 1998 and 1997 are as follows:

                                          PURCHASER   PURCHASER   PURCHASER
                  YEAR                       "A"         "B"         "C"
                  ----                    ---------   ---------   ---------
1999....................................     80%                     19%
1998....................................     76%                     23%
1997....................................     70%         13%         16%

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

     Simplified Employee Pension Plan -- Contributions aggregating $135,125, $134,186, and $130,937, were made to eligible employees' accounts for 1999, 1998 and 1997, respectively under the Partnership's simplified employee pension plan. Employees become eligible in their third calendar year of employment. The Partnership does not have any other post-retirement benefit plans.

     Operating Leases -- The Partnership rents administrative office space under leases expiring at various dates through 2001. The Partnership also rents nine skid-mounted field gas compressor units on a month to month basis. The Partnership also has various prepaid site leases in Kansas and Oklahoma. Total rental expense was $333,000, $324,000, and $122,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Environmental Costs -- Expenditures for environmental related activities are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

2. LOANS AND LONG-TERM DEBT

     On July 19, 1994, the Partnership entered into a $15,000,000 unsecured revolving credit facility (the "Credit Agreement") with Bank One, Texas, NA (the "Bank") which was last renewed on July 31, 1998. The current borrowing base is $6,000,000, which will be re-evaluated by the Bank at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility includes both cash advances and any letters of credit that the Partnership may need, with interest being charged at the Bank's base rate, which was 8.5% on December 31, 1999. All amounts borrowed under this facility become due and payable on July 31, 2001. As of December 31, 1999, a letter of credit totaling $25,000 was issued under the credit facility and the amount borrowed was $100,000. The Partnership is required to maintain certain minimum defined financial ratios with respect to its current ratio and the ratio of net cash flow to debt service. In addition, Partnership capital must be maintained above specified amounts. This note has been guaranteed by the General Partners. Since July 1994 the maximum amount borrowed under the Credit Agreement has been $5,800,000. The 1999 and 1998 weighted average amounts borrowed under the Credit Agreement was $100,000 and $100,000, respectively.

3. COMMITMENTS AND CONTINGENCIES

     Since its first annual payment in 1997, each May the Partnership pays an Oklahoma production payment (calculated through the prior February) that is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes.

     Through 1998 the Partnership recorded $450,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia, which overruled a previous order by the Federal Energy Regulatory Commission. On March 9, 1998 $151,757 was paid to PEPL. An additional $366,633, which is still awaiting possible settlement/regulatory/judicial/legislative action, was placed into an escrow account. On March 2, 1999, $2,840 was released from escrow to PEPL. At December 31, 1999, the value of the escrow is approximately $390,000. The escrowed funds include

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

amounts that could possibly be waived, recovered or recoverable from others, of which $34,000 has been recorded as an allowance for bad debt on the Partnership's books in the event it is not waived and deemed uncollectible.

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

4. UNAUDITED NATURAL GAS RESERVE INFORMATION

     Proved natural gas reserves are estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The Partnership retained Calhoun, Blair & Associates, Inc., (or its predecessor, Calhoun Engineering, Inc.) an independent petroleum engineering consulting firm, to provide annual estimates as of December 31 of each year of the Partnership's future net recoverable natural gas reserves. The Partnership has no known reserves of crude oil. There have been no events that have occurred since December 31, 1999 that would have a material effect on the estimated proved developed natural gas reserves.

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

                SUMMARY OF CHANGES IN PROVED DEVELOPED RESERVES

                                                              NATURAL GAS (MMCF)
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Estimated quantity, beginning of year...................   64,147    71,431    78,250
Revisions in previous estimates.........................    1,478       581     1,320
Production..............................................   (7,416)   (7,865)   (8,139)
                                                          -------   -------   -------
Estimated quantity, end of year.........................   58,209    64,147    71,431
                                                          =======   =======   =======

Depletion of natural gas properties (per MCF)...........  $  0.24   $  0.24   $  0.22
                                                          =======   =======   =======
Development costs incurred (in thousands of dollars)....  $   348   $   963   $ 1,385
                                                          =======   =======   =======
Leasehold acquisitions (in thousands of dollars)........  $    16   $   387        --
                                                          =======   =======   =======

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                         1999       1998       1997
                                                       --------   --------   --------
Future estimated gross revenues......................  $118,516   $113,517   $152,982
Future estimated gross production payment (ORRI).....    (5,353)    (3,833)    (6,421)
Future estimated production and development costs....   (45,930)   (46,245)   (62,495)
                                                       --------   --------   --------
Future estimated net revenues........................    67,233     63,439     84,066
Future estimated net revenues 10% annual discount for
  estimated timing of cash flows.....................   (22,851)   (22,830)   (28,936)
                                                       --------   --------   --------
Standardized measure of discounted future estimated
  net revenues.......................................  $ 44,382   $ 40,609   $ 55,130
                                                       ========   ========   ========
Sales of natural gas produced, net of production
  costs..............................................  $(11,525)  $(11,633)  $(15,346)
Net changes in prices and production costs...........     8,717     (8,821)   (57,714)
Revisions of previous quantity estimates.............     2,509        488      2,363
Accretion of discount................................     3,627      4,917     10,272
Other................................................       445        528        709
                                                       --------   --------   --------
Net change in standardized measure of discounted
  future estimated net revenues......................  $  3,773   $(14,521)  $(59,716)
                                                       ========   ========   ========

5. UNAUDITED QUARTERLY FINANCIAL DATA

     Quarterly financial data for the last two years (dollars in thousands except per unit data) is summarized as follows:

                                       1999 QUARTER ENDED                      1998 QUARTER ENDED
                              -------------------------------------   -------------------------------------
                                                   SEPTEM-   DECEM-                        SEPTEM-   DECEM-
                              MARCH 31   JUNE 30   BER 30    BER 31   MARCH 31   JUNE 30   BER 30    BER 31
                              --------   -------   -------   ------   --------   -------   -------   ------
Net operating revenues......   $3,064    $3,508    $4,337    $4,393    $4,097    $3,991    $3,565    $3,713
Net earnings................    1,602     1,889     2,769    2,786      2,464     2,361     1,950     2,235
Net earnings per Unit.......   $ 0.15    $ 0.17    $ 0.26    $0.25     $ 0.23    $ 0.22    $ 0.18    $ 0.20

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2000                         DORCHESTER HUGOTON, LTD.

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

P.A. PEAK, INC.

               By /s/ PRESTON A. PEAK                    General Partner                February 17, 2000
  -------------------------------------------------
                   Preston A. Peak
             President and Sole Director

JAMES E. RALEY, INC.

                By /s/ JAMES E. RALEY                    General Partner                February 17, 2000
  -------------------------------------------------
                   James E. Raley
             President and Sole Director

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