Form 10-Q
period 2000-03-31
DORCHESTER HUGOTON LTD
filed 2000-05-04
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 2000                 Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 30, 2000, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999

          Condensed Statements of Earnings for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

          Statements of Comprehensive Income for the Three Months Ended March 31, 2000 and 1999 (Unaudited)


          Condensed Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

          Notes to Condensed Financial Statements (Unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                                           March 31,  Dec. 31,
                                                             2000       1999
                                                           --------   --------
                             ASSETS                       (Unaudited)
Current assets:
    Cash and cash equivalents ........................      $ 7,071    $ 7,017
    Restricted cash ..................................          393        390
    Investments - available for sale .................        4,980      5,156
    Accounts receivable, net .........................        1,878      1,555
    Prepaid expenses and other current assets ........          115        141
                                                            -------    -------
      Total current assets ...........................       14,437     14,259
                                                            -------   --------

Property and equipment - at cost .....................       29,244     29,203
    Less depreciation, depletion, and amortization ...      (15,746)   (15,297)
                                                            -------   --------
      Net property and equipment .....................       13,498     13,906
                                                            -------   --------

Total assets .........................................      $27,935    $28,165
                                                            =======    =======

              LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
    Accounts payable and other current liabilities ...      $   312    $   252
    Production and property taxes payable or accrued .          685        630
    Royalties and production payment payable .........        1,122        889
    Distributions payable to Unitholders .............        1,956      1,956
                                                            -------    -------
      Total current liabilities ......................        4,075      3,727

Long-term debt .......................................          100        100
                                                            -------    -------
      Total liabilities ..............................        4,175      3,827
                                                            -------   --------
Commitments and contingencies (Note 2)

Partnership capital:
    General partners .................................          136        140
    Unitholders ......................................       21,162     21,559
    Accumulated other comprehensive income ...........        2,462      2,639
                                                            -------    -------
      Total partnership capital ......................       23,760     24,338
                                                            -------    -------

Total liabilities and partnership capital ............      $27,935    $28,165
                                                            =======    =======
                     The accompanying condensed notes are an
                  integral part of these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                        CONDENSED STATEMENTS OF EARNINGS
                             (Dollars In Thousands)
                                   (Unaudited)



                                                           Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           2000         1999
                                                         --------     --------

Net operating revenues:
     Natural gas sales .............................     $  4,318     $ 3,153
     Other .........................................           50          46
     Production payment (ORRI) .....................         (207)       (135)
                                                         --------     -------
Total net operating revenues .......................        4,161       3,064
                                                         --------     -------
Costs and expenses:
    Operating, including production taxes ..........          916         788
    Depletion, depreciation & amortization .........          449         487
    General and administrative .....................          140         136
    Management fees ................................          126         115
    Interest ......................................            10           9
    Other income, net ..............................         (118)        (73)
                                                         --------     -------
Total costs and expenses ...........................        1,523       1,462
                                                         --------     -------
Net earnings .......................................     $  2,638     $ 1,602
                                                         ========     =======
Net earnings per Unit (in dollars) .................     $   0.24     $  0.15
                                                         ========     =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)


Net earnings .......................................     $  2,638     $ 1,602
Unrealized holding gain (loss) on
     available for sale securities .................         (176)       (164)
                                                         --------     -------
Comprehensive income ...............................     $  2,462     $ 1,438
                                                         ========     =======

                     The accompanying condensed notes are an
                  integral part of these financial statements.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2000         1999
                                                           -------      -------

Cash flows provided by operating activities ..........     $ 3,134      $ 2,720
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of property & equipment ................         (41)         (40)
                                                           -------      -------
Cash flows used in investing activities ..............         (41)         (40)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (3,039)      (1,954)
                                                           -------      -------
Cash flows used in financing activities ..............      (3,039)      (1,954)
                                                           -------      -------

Increase in cash and cash equivalents ................          54          726
Cash and cash equivalents at January 1, ..............       7,017        4,167
                                                           -------      -------
Cash and cash equivalents at March 31, ...............     $ 7,071      $ 4,893
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

2. Through 1998 the Partnership recorded $450,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia, which overruled a previous order by the Federal Energy Regulatory
     Commission. On March 9, 1998 $151,757 was paid to PEPL. An additional $366,633, which is still awaiting possible regulatory/judicial/legis-lative/settlement action, was placed into an escrow account. On March 2, 1999, $2,840 was released from escrow to PEPL. At March 31, 2000, the value of the escrow is approximately $393,000. The escrowed funds include amounts that could possibly be waived, recovered or recoverable from others, of which $34,000 has been recorded as an allowance for bad debt on the Partnership's books in the event it is not waived and deemed uncollectible.

     The Partnership is involved in a few other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 (the "Agreement") with Bank One, Texas, N.A. The Agreement has a current borrowing base of $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 9.00% on April 30, 2000. All amounts borrowed under this facility will become due and payable on July 31, 2001. As of April 30, 2000, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was approximately $100,000 during the first quarter of 2000; $100,000 is the minimum borrowing level necessary to maintain the credit facility.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three months ended March 31, 2000 were $3,134,000 compared to $2,720,000 for the same period of 1999. First quarter net earnings were $0.24 per Unit compared to $0.15 per Unit in 1999. Operating cash flows and net earnings were higher during 2000 primarily as a result of significantly higher natural gas market prices compared to the same period last year as shown in the table below.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the financial statements for additional information. Cash and temporary cash investments totaled $7,071,000 on March 31, 2000 compared to $7,017,000 on December 31, 1999. On March 15, 2000 a special distribution of $0.10 per Unit was paid to Unitholders of record on February 29, 2000. On April 14, 2000 the Partnership paid a distribution of $0.18 per Unit for the first calendar quarter to Unitholders of record on March 31, 2000. The total of the two distributions was approximately $3,039,000.

In connection with the Oklahoma properties, in May 2000 the Partnership will pay approximately $730,000 in production payments for the year ended February 29, 2000. An additional $62,000 has been accrued for March, 2000.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payments) and weighted average sales prices were:

                                             Three Months Ended
                                        ----------------------------
                                            March 31,        Dec. 31,
                                         2000       1999       1999
Sales Volumes - MMCF:                   -----      -----      -----
   Oklahoma ..........................  1,392      1,415      1,434
   Kansas ............................    291        348        309
                                        -----      -----      -----
Total MMCF ...........................  1,683      1,763      1,743
                                        =====      =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ..........................  $2.53      $1.77      $2.59
   Kansas ............................   2.72       1.85       2.72
Overall Weighted Average - $/MCF......  $2.57      $1.79      $2.62

Oklahoma gas sales volumes were slightly lower during the first quarter compared to the first quarter of 1999 and slightly lower than the previous quarter as a result of routine state well tests during the current quarter. Kansas natural gas sales volumes were lower during the first quarter compared to the same quarter of 1999 and the previous quarter as a result of natural reservoir decline typical of all producers in that area.

During the first quarter of 2000, the Partnership repaired one casing leak in Oklahoma and then fracture treated the well (creating cracks in the formation to assist gas flow from the producing zones). Preliminary results show the well increased in shut-in pressure and is producing about the same volume of gas with 65 bbls per day water production. The Partnership believes the water production may eventually decrease. The Partnership plans to fracture treat four wells during the second quarter of 2000. The Partnership's Fort Riley well production appears to have stabilized at 65 MCF per day with water production decreasing.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


As discussed in the 1999 Annual Report on Form 10-K, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and in monitoring activities resulting from removal of production quantity restrictions during 1998 in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities is unpredictable. No additional compression has been installed by operators on adjoining acreage resulting from the relaxed production rules. Such installations by others could require Partnership expenditures to stay competitive with adjoining operators. The Partnership, together with other producers, are currently seeking Kansas regulatory permission to employ field compressors to operate the wells at a vacuum. The proposal is opposed by some producers and neither the outcome nor the possible effect upon allowable production volume is predictable.

The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others including none during the first quarter. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. Recent results by others have varied from 28 MCF per day with water production to 682 MCF per day. Production volumes in subsequent months have varied with most wells showing decreases. Current total production from the three Council Grove wells owned by others but located on the Partnership's acreage is approximately 59 MCFD, 24 MCFD and 11 MCFD. The Partnership has a minor overriding royalty interest in the three wells.

As previously reported, the accounting firm that has, for years, processed the Partnership's 4,000 to 5,000 individualized K-1's previously notified us that their current computer software, while fully able to process 1999 tax returns in early 2000, would not be able to process Year 2000 tax returns in early 2001. Subsequently, the Partnership was notified during the third quarter of 1999 that the accounting firm had begun developing new software and acquired another firm that had a Year 2000 compliant product. However, conversion of the data to the new software will still be necessary. Consequently, the Partnership believes it could incur estimated total expenditures of $150,000 to $200,000 during calendar year 2000 and 2001 on K-1 preparation and/or conversion costs in addition to current K-1 processing costs. Except as stated above, thus far, the Partnership has been essentially unaffected by the change from calendar year 1999 to 2000.

As previously discussed in the 1997, 1998, and 1999 Annual Reports, the Partnership is reviewing its strategic alternatives in light of the various mergers and other business transactions occurring in the natural gas and energy industry. Although no decision to sell or combine the Partnership's business with others has been made, the Partnership anticipates possible discussions with third parties, which could result in such a decision. The Partnership has no timetable for any such discussions, and there is no assurance that any such discussions will lead to a transaction. During the first quarter of 1998 the Partnership adopted a severance policy which would provide up to approximately $2.8 million of severance payments.

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


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date:  May 4, 2000                     /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)