Form 10-Q
period 2000-06-30
DORCHESTER HUGOTON LTD
filed 2000-08-03
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 2000                   Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of July 31, 2000, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                  June 30, 2000


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999

          Condensed Statements of Earnings for the Three and Six
          Months Ended June 30, 2000 and 1999 (Unaudited)

          Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

          Condensed Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (Unaudited)

          Notes to Condensed Financial Statements (Unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                                           June 30,   Dec. 31,
                                                             2000       1999
                                                           --------   --------
                                     ASSETS              (Unaudited)
Current assets:
    Cash and cash equivalents .......................      $  8,014    $ 7,017
    Restricted cash ..................................          398        390
    Investments - available for sale .................        5,024      5,156
    Accounts receivable, net .........................        3,041      1,555
    Prepaid expenses and other current assets ........          209        141
                                                            -------    -------
      Total current assets ...........................       16,686     14,259
                                                            -------    -------

Property and equipment - at cost .....................       29,307     29,203
    Less depreciation, depletion and amortization ....      (16,171)   (15,297)
                                                            -------   --------
      Net property and equipment .....................       13,136     13,906
                                                            -------   --------

Total assets .........................................      $29,822    $28,165
                                                            =======    =======
                       LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
    Accounts payable and other current liabilities ...      $   974    $   252
    Production and property taxes payable or accrued .          705        630
    Royalties and production payment payable .........          843        889
    Distributions payable to Unitholders .............        1,956      1,956
                                                            -------    -------
      Total current liabilities ......................        4,478      3,727

Long-term debt .......................................          100        100
                                                            -------    -------
      Total liabilities ..............................        4,578      3,827
                                                            -------    -------
Commitments and contingencies (Note 2)

Partnership capital:
    General partners .................................          150        140
    Unitholders ......................................       22,587     21,559
    Accumulated other comprehensive income ...........        2,507      2,639
                                                            -------    -------
      Total partnership capital ......................       25,244     24,338
                                                            -------    -------

Total liabilities and partnership capital ............      $29,822    $28,165
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in Thousands)
                                   (Unaudited)



                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       ------------------      ----------------
                                         2000       1999         2000     1999
                                       --------   -------      -------  -------

Net operating revenues:
     Natural gas sales .............   $ 5,811    $ 3,627      $10,129  $ 6,780
     Other .........................        58         46          108       92
     Production payment (ORRI) .....      (297)      (165)        (504)    (300)
                                       -------    -------      -------  -------
Total net operating revenues .......     5,572      3,508        9,733    6,572
                                       -------    -------      -------  -------
Costs and expenses:
    Operating, including prod. taxes     1,035        955        1,951    1,743
    Depletion, depreciation & amort.       442        463          891      950
    General and administrative .....       177        133          317      269
    Management fees ................       140        119          266      234
    Interest .......................         9          9           19       18
    Other (income) expense, net ....       366        (60)         248     (133)
                                       -------    -------      -------  -------
Total costs and expenses ...........     2,169      1,619        3,692    3,081
                                       -------    -------      -------  -------
Net earnings .......................   $ 3,403    $ 1,889      $ 6,041  $ 3,491
                                       =======    =======      =======  =======
Net earnings per Unit (in dollars) .   $  0.32    $  0.17      $  0.56  $  0.32
                                       =======    =======      =======  =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)


Net earnings .......................   $ 3,403    $ 1,889      $ 6,041  $ 3,491
Unrealized holding gain (loss) on
     available for sale securities .        44        420         (132)     256
                                       --------   -------      -------  -------
Comprehensive income ...............   $ 3,447    $ 2,309      $ 5,909  $ 3,747
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2000         1999
                                                           -------      -------

Cash flows provided by operating activities ..........     $ 6,107      $ 4,299
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of prop. & equipment ...................        (129)         (86)
    Cash received on sale of other property and equip.          11          -0-
                                                           -------      -------
Cash flows used in investing activities ..............        (118)         (86)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (4,992)      (3,908)
                                                           -------      -------
Cash flows used in financing activities ..............      (4,992)      (3,908)
                                                           -------      -------

Increase in cash and cash equivalents ................         997          305
Cash and cash equivalents at January 1, ..............       7,017        4,167
                                                           -------      -------
Cash and cash equivalents at June 30, ................     $ 8,014      $ 4,472
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

2. Through 1998 the Partnership recorded $450,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia, which overruled a previous order by the Federal Energy Regulatory
     Commission. On March 9, 1998 $151,757 was paid to PEPL. An additional $366,633, which is still awaiting possible regulatory/judicial/legislative/ settlement action, was placed into an escrow account. On March 2, 1999, $2,840 was released from escrow to PEPL. At June 30, 2000, the value of the escrow is approximately $398,000. The escrowed funds include amounts that could possibly be waived, recovered or recoverable from others, of which $34,000 has been recorded as an allowance for bad debt on the Partnership's books in the event it is not waived and deemed uncollectible.

     The Partnership received a notice and demand from the Internal Revenue Service ("IRS") assessing a penalty payment of $100 per Partnership K-1, or $446,100, excluding interest. The IRS penalty resulted from a clerical error in requesting an automatic extension of time to file the Partnership's federal income tax return. Although at this time no such notices have been received from the various state taxing authorities with which the Partnership is required to file income tax returns, it is possible that some of those states may later assess a similar penalty due to the Partnership's failure to secure an extension to file the federal income tax return. An estimated expense of $500,000 was recorded on the Partnership's books during June 2000. All federal and state tax returns have been filed and all Unitholders timely received their K-1 from the Partnership. The Partnership is contesting its liability for the IRS penalty and will consider contesting any state penalties assessed.

     The Partnership is involved in a few other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 (the "Agreement") with Bank One, Texas, N.A. The Agreement has a current borrowing base of $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 9 1/2% on July 31, 2000. All amounts borrowed under this facility will become due and payable on July 31, 2001. As of July 31, 2000, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000. The weighted average amount borrowed under the credit facility was $100,000 during the second quarter of 2000; $100,000 is the minimum borrowing level necessary to maintain the credit facility.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three and six months ended June 30, 2000 were $2,973,000 and $6,107,000 compared to $1,579,000 and
$4,299,000 for the same periods of 1999. Second quarter net earnings were $0.32 per Unit compared to $0.17 per Unit in 1999. Operating cash flows and net earnings were higher during 2000 primarily as a result of significantly higher natural gas market prices compared to the same period last year as shown in the table below.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the financial statements for additional information. Cash and temporary cash investments totaled $8,014,000 on June 30, 2000 compared to $7,017,000 on December 31, 1999.
On March 15, 2000 a special distribution of $0.10 per Unit was paid to Unitholders of record on February 29, 2000. On April 14, 2000 and July 14, 2000 the Partnership paid distributions of $0.18 per Unit for each calendar quarter of 2000. The total of the three distributions was approximately $4,992,000.

In connection with the Oklahoma properties, in May 1999 the Partnership paid approximately $730,000 in production payments for the year ended February 29, 2000; an additional $338,000 has been accrued through June, 2000. As stated in
Note 2 to the Financial Statements, an accrual of approximately $500,000 has been recorded to miscellaneous expense during June 2000 as a possible penalty payment for a clerical error regarding tax return extensions.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payment) and weighted average sales prices were:

                                  Three Months Ended           Six Months Ended
                               ----------------------------    -----------------
                                   June 30,                         June 30,
                               ----------------     Mar. 31,   -----------------
                                2000       1999       2000      2000       1999
Sales Volumes - MMCF:          -----      -----      -----     -----      -----
   Oklahoma ...............    1,374      1,334      1,392     2,766      2,749
   Kansas .................      282        336        291       573        684
                               -----      -----      -----     -----      -----
Total MMCF ................    1,656      1,670      1,683     3,339      3,433
                               =====      =====      =====     =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $3.50      $2.15      $2.53     $3.01      $1.96
   Kansas .................     3.58       2.26       2.72      3.14       2.05
Overall Weighted Avg - $/MCF   $3.51      $2.17      $2.57     $3.03      $1.97

Oklahoma gas sales volumes were essentially unchanged during the second quarter 2000 compared to the second quarter of 1999 and the previous quarter. Kansas natural gas sales volumes were lower during the second quarter compared to the same quarter of 1999 and the previous quarter as a result of natural reservoir decline typical of all producers in that area.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Since the first quarter of 2000, the Partnership has fracture treated (creating cracks in the formation to assist gas flow from the producing zones into the well bore) six wells in Oklahoma. Of the six wells the highest increase in volume was from 100 MCF per day to 318 MCF per day and the lowest volume increase was from 120 MCF per day to 170 MCF per day while the highest shut-in pressure increase was from 39 psig to 118.3 psig and the least shut-in pressure increase was from 31.3 psig to 37.5 psig. Increased pressure and volume usually results in increased reserves. The Partnership has fracture treated seven wells during 2000 and plans to continue fracture treatments during the year. The Partnership's Fort Riley well production continues to vary around 60-65 MCF per day with about 10 bbls of water per week.

As discussed in the 1999 Annual Report on Form 10-K, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and in monitoring activities resulting from removal of production quantity restrictions during 1998 in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities is unpredictable. No additional compression has been installed by operators on adjoining acreage resulting from the relaxed production rules. Such installations by others could require Partnership expenditures to stay competitive with adjoining operators. The Partnership, together with other producers, is currently seeking Kansas's regulatory permission to employ field compressors to operate the wells at a vacuum. Some producers oppose the proposal and neither the outcome nor the possible effect upon allowable production volume is predictable.

The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others including one well that has been recompleted in another formation resulting in 14 wells in the Council Grove. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. Recent results by others have varied from 28 MCF per day to 514 MCF per day. Production volumes in subsequent months have varied with most wells showing decreases. Current total production from the three Council Grove wells owned by others but located on the Partnership's acreage is approximately 45 MCFD, 19 MCFD and 11 MCFD. The Partnership has a minor overriding royalty interest in the three wells.

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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

Item 1. Legal Proceedings: See Notes to Condensed Financial Statements.

Item 5. Other  Information:
          a) Mr. W. Randall Blank was re-appointed to the Partnership's Advisory Committee for a two-year term. Mr. Rawles Fulgham, also on the Advisory Committee, will be eligible for re-appointment in 2001. The Advisory Committee functions as the Audit Committee for the Partnership.
          b) Although appearing to not be required to do so by current rules, the Partnership, with Advisory Committee approval, adopted an Audit Committee charter including annual review that complies with the Nasdaq's Marketplace Rules.

Item 6. Exhibits and Reports on Form 8-K:
          a)   Exhibit 27 - Financial Data Schedule
          b)   Reports on Form 8-K - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date: August 3, 2000                   /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)