Form 10-Q
period 2000-09-30
DORCHESTER HUGOTON LTD
filed 2000-11-03
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 2000             Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 31, 2000, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                               September 30, 2000


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999

          Condensed Statements of Earnings for the Three and Nine
          Months Ended September 30, 2000 and 1999 (Unaudited)

          Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)

          Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)

          Notes to Condensed Financial Statements (Unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                                           Sept. 30,   Dec. 31,
                                                             2000       1999
                                                           --------   --------
                                     ASSETS              (Unaudited)
Current assets:
    Cash and cash equivalents .......................      $ 11,817    $ 7,017
    Restricted cash ..................................          404        390
    Investments - available for sale .................        5,704      5,156
    Accounts receivable, net .........................        3,152      1,555
    Prepaid expenses and other current assets ........          438        141
                                                            -------    -------
      Total current assets ...........................       21,515     14,259
                                                            -------    -------

Property and equipment - at cost .....................       29,495     29,203
    Less depreciation, depletion and amortization ....      (16,558)   (15,297)
                                                            -------   --------
      Net property and equipment .....................       12,937     13,906
                                                            -------   --------

Total assets .........................................      $34,452    $28,165
                                                            =======    =======
                       LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
    Accounts payable and other current liabilities ...      $ 1,119    $   252
    Production and property taxes payable or accrued .          841        630
    Royalties and production payment payable .........        1,227        889
    Distributions payable to Unitholders .............        2,390      1,956
                                                            -------    -------
      Total current liabilities ......................        5,577      3,727

Long-term debt .......................................          100        100
                                                            -------    -------
      Total liabilities ..............................        5,677      3,827
                                                            -------    -------
Commitments and contingencies (Note 2)

Partnership capital:
    General partners .................................          179        140
    Unitholders ......................................       25,410     21,559
    Accumulated other comprehensive income ...........        3,186      2,639
                                                            -------    -------
      Total partnership capital ......................       28,775     24,338
                                                            -------    -------

Total liabilities and partnership capital ............      $34,452    $28,165
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in Thousands)
                                   (Unaudited)



                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                       ------------------      ----------------
                                         2000       1999         2000     1999
                                       --------   -------      -------  -------

Net operating revenues:
     Natural gas sales .............   $ 7,368    $ 4,509      $17,497  $11,289
     Other .........................        60         51          168      143
     Production payment (ORRI) .....      (391)      (223)        (895)    (523)
                                       -------    -------      -------  -------
Total net operating revenues .......     7,037      4,337       16,770   10,909
                                       -------    -------      -------  -------
Costs and expenses:
    Operating, including prod. taxes     1,068        900        3,019    2,643
    Depletion, depreciation & amort.       453        477        1,344    1,427
    General and administrative .....       196        139          513      408
    Management fees ................       155        128          421      362
    Interest .......................        10         10           29       28
    Other (income) expense, net ....       (84)       (86)         164     (219)
                                       -------    -------      -------  -------
Total costs and expenses ...........     1,798      1,568        5,490    4,649
                                       -------    -------      -------  -------
Net earnings .......................   $ 5,239    $ 2,769      $11,280  $ 6,260
                                       =======    =======      =======  =======
Net earnings per Unit (in dollars) .   $  0.48    $  0.26      $  1.04  $  0.58
                                       =======    =======      =======  =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)


Net earnings .......................   $ 5,239    $ 2,769      $11,280  $ 6,260
Unrealized holding gain (loss) on
     available for sale securities .       680        (72)         548      184
                                       --------   -------      -------  -------
Comprehensive income ...............   $ 5,919    $ 2,697      $11,828  $ 6,444
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                             2000         1999
                                                           -------      -------

Cash flows provided by operating activities ..........     $12,094      $ 7,287
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of prop. & equipment ...................        (402)        (296)
    Cash received on sale of other property and equip.          54           12
                                                           -------      -------
Cash flows used in investing activities ..............        (348)        (284)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (6,946)      (5,862)
                                                           -------      -------
Cash flows used in financing activities ..............      (6,946)      (5,862)
                                                           -------      -------

Increase in cash and cash equivalents ................       4,800        1,141
Cash and cash equivalents at January 1, ..............       7,017        4,167
                                                           -------      -------
Cash and cash equivalents at September 30, ...........     $11,817      $ 5,308
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

2. Through 1998 the Partnership recorded $450,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia, which overruled a previous order by the Federal Energy Regulatory
     Commission. On March 9, 1998 $151,757 was paid to PEPL. An additional $366,633, which is still awaiting possible regulatory/judicial/legislative/ settlement action, was placed into an escrow account. On March 2, 1999, $2,840 was released from escrow to PEPL. At September 30, 2000, the value of the escrow is approximately $404,000. The escrowed funds include amounts that could possibly be waived, recovered or recoverable from others, of which $34,000 has been recorded as an allowance for bad debt on the Partnership's books in the event it is not waived and deemed uncollectible.

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

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 with Bank One, Texas, N.A. The current borrowing base is $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One (9 1/2%) on September 30 and October 31, 2000. All amounts borrowed under this facility will become due and payable on July 31, 2001. As of September 30 and October 31, 2000, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000 (the minimum borrowing level necessary to maintain the credit facility).

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three and nine months ended September 30, 2000 were $5,987,000 and $12,094,000 compared to $2,988,000 and
$7,287,000 for the same periods of 1999. Third quarter net earnings were $0.48 per Unit compared to $0.26 per Unit in 1999. Operating cash flows and net earnings were higher during 2000 primarily as a result of significantly higher natural gas market prices compared to the same period last year as shown in the table below.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the Financial Statements for additional information. Cash and temporary cash investments totaled $11,817,000 on September 30, 2000 compared to $7,017,000 on December 31, 1999. Prepaid expenses and other current assets increased because of insurance premium payments made in the September 2000 quarter. On March 15, 2000 a special distribution of $0.10 per Unit was paid to Unitholders of record on February 29, 2000. On April 14, 2000 and July 14, 2000 the Partnership paid distributions of $0.18 per Unit for the first two calendar quarters of 2000. On October 13, 2000 the Partnership paid an increased quarterly distribution of $0.22 per Unit for the third calendar quarter of 2000. The total of the four distributions was approximately $7,380,000.

In connection with the Oklahoma properties, in May 2000 the Partnership paid approximately $730,000 in production payments for the year ended February 29, 2000; an additional $701,000 has been accrued through September, 2000. As previously discussed, an accrual of approximately $500,000 was recorded to Other (income) expense, net during June 2000 as a possible penalty payment for a clerical error regarding tax return extensions; please see Note 2 to the Financial Statements.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payments) and weighted average sales prices were:

                                    Three Months Ended         Nine Months Ended
                               ----------------------------    -----------------
                                 September 30,                   September 30,
                               ----------------     June 30,   -----------------
                                2000       1999       2000      2000       1999
Sales Volumes - MMCF:          -----      -----      -----     -----      -----
   Oklahoma ...............    1,427      1,397      1,374     4,193      4,146
   Kansas .................      269        327        282       842      1,011
                               -----      -----      -----     -----      -----
Total MMCF ................    1,696      1,724      1,656     5,035      5,157
                               =====      =====      =====     =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $4.33      $2.60      $3.50     $3.46      $2.17
   Kansas .................     4.41       2.68       3.58      3.55       2.25
Overall Weighted Avg - $/MCF   $4.34      $2.62      $3.51     $3.48      $2.19

Oklahoma gas sales volumes were essentially unchanged during the current quarter compared to the same quarter of 1999 and higher than the previous quarter of 2000 during which more production was reduced by state tests. Kansas natural gas sales volumes were lower during the current quarter compared to the previous quarter and the same quarter of 1999 as a result of natural reservoir decline typical of all producers in that area.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Through September 30, 2000, the Partnership has fracture treated (creating cracks in the formation to assist gas flow from the producing zones into the well bore) ten wells this year in Oklahoma. Of the ten wells the highest increase in volume was from 100 MCF per day to 309 MCF per day recently. One well decreased volume from 98 MCF per day to 70 MCF per day although shut-in pressure increased from 28.6 psig to 47 psig. The highest shut-in pressure increase was from 39 psig to 118.3 psig and the least shut-in pressure increase was from 31.3 psig to 37.5 psig. Increased pressure and volume usually results in increased reserves. The Partnership plans to continue fracture treatments. Two fracture treatments completed in late October, 2000 are still being evaluated. The Partnership's Fort Riley well production continues to vary around 50-60 MCF per day with about 6 bbls of water per week.

As discussed in the 1999 Annual Report on Form 10-K, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and in monitoring activities resulting from removal of production quantity restrictions during 1998 in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities is unpredictable. No additional compression has been installed by operators on adjoining acreage resulting from the relaxed production rules that affects the Partnership's wells. Such installations by others could require Partnership expenditures to stay competitive with adjoining operators.

During October and November 2000, Kansas preliminarily adopted new regulatory rules, agreed upon by most producers, to enable the use of field compressors to operate Hugoton Field wells at a vacuum and provide that no well will be restricted to less than 100 MCF per day. The Partnership is presently retesting nine wells to comply with these new regulations. The Partnership does not anticipate any significant change in current production; possible effects on future production allowed by the state are not predictable.

The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others. Two of the fifteen 15 wells were recompleted in the Guymon Hugoton Field which improved production by 50 to 70 MCF per day over the two original Guymon Hugoton wells that were plugged and abandoned per state regulations. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. Recent results by others in the 13 remaining wells have varied from 21 MCF per day to 382 MCF per day. Production volumes in subsequent months have varied with most wells showing decreases. Current total production from the three Council Grove wells owned by others but located on the Partnership's acreage is approximately 41 MCFD, 16 MCFD and 10 MCFD. The Partnership has a minor overriding royalty interest in the three wells.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



As previously reported, the accounting firm that has, for years, processed the Partnership's 4,000 to 5,000 individualized K-1's notified us that their current computer software would not be able to process Year 2000 tax returns in early 2001. Subsequently, the Partnership was notified during the third quarter of 1999 that the accounting firm had begun developing new software and acquired another firm that had a Year 2000 compliant product. However, conversion of the data to the new software will still be necessary. Additionally, normal costs associated with K-1 processing, including the new cost of electronic filing of tax year 2000 K-1's, have increased significantly as reflected in increases in General and administrative costs. Consequently, the Partnership believes it could incur estimated total expenditure increases over prior years of $250,000 to $300,000 during calendar year 2000 and 2001 on K-1 preparation and/or conversion costs.


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


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date: November 3, 2000                 /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)