Form 10-Q
period 2001-03-31
DORCHESTER HUGOTON LTD
filed 2001-05-07
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 2001                  Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of March 31, 2001, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                 March 31, 2001


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000

          Condensed Statements of Earnings for the Three
          Months Ended March 31, 2001 and 2000 (Unaudited)

          Statements of Comprehensive Income for the Three
          Months Ended March 31, 2001 and 2000 (Unaudited)

          Condensed Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (Unaudited)

          Notes to Condensed Financial Statements (Unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                                           March 31,    Dec. 31,
                                                             2001        2000
                                                           --------    --------
                                     ASSETS              (Unaudited)
Current assets:
    Cash and cash equivalents ..........................   $ 24,494     $15,767
    Restricted cash ....................................        413         409
    Investments - available for sale ...................      5,184       5,564
    Accounts receivable, net ...........................      3,464       4,092
    Prepaid expenses and other current assets ..........        229         284
                                                            -------     -------
      Total current assets .............................     33,784      26,116
                                                            -------     -------

Property and equipment - at cost .......................     29,492      29,589
    Less depreciation, depletion and amortization ......    (17,268)    (16,996)
                                                            -------    --------
      Net property and equipment .......................     12,224      12,593
                                                            -------    --------

Total assets ...........................................    $46,008     $38,709
                                                            =======     =======
                       LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
    Accounts payable and other current liabilities .....    $   589     $   443
    Production and property taxes payable or accrued ...      1,115         996
    Royalties and production payment payable ...........      2,428       1,851
    Distributions payable to Unitholders ...............      2,932       2,389
                                                            -------     -------
      Total current liabilities ........................      7,064       5,679

Long-term debt .........................................        100         100
                                                            -------     -------
      Total liabilities ................................      7,164       5,779
                                                            -------     -------
Commitments and contingencies (Note 2)

Partnership capital:
    General partners ...................................        285         222
    Unitholders ........................................     35,892      29,661
    Accumulated other comprehensive income .............      2,667       3,047
                                                            -------     -------
      Total partnership capital ........................     38,844      32,930
                                                            -------     -------

Total liabilities and partnership capital ..............    $46,008     $38,709
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              2001       2000
                                                           ----------  ---------

Net operating revenues:
     Natural gas sales .................................    $12,038     $ 4,318
     Other .............................................         56          50
     Production payment (ORRI) .........................       (716)       (207)
                                                            -------     -------
Total net operating revenues ...........................     11,378       4,161
                                                            -------     -------
Costs and expenses:
    Operating, including production taxes ..............      1,427         916
    Depletion, depreciation & amortization .............        406         449
    General and administrative .........................        225         140
    Management fees ....................................        198         126
    Interest ...........................................          9          10
    Other income, net ..................................       (111)       (118)
                                                            -------     -------
Total costs and expenses ...............................      2,154       1,523
                                                            -------     -------
Net earnings ...........................................    $ 9,224     $ 2,638
                                                            =======     =======
Net earnings per Unit (in dollars) .....................    $  0.85     $  0.24
                                                            =======     =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)


Net earnings ...........................................    $ 9,224     $ 2,638
Unrealized holding loss on available
    for sale securities ................................       (380)       (176)
                                                            -------     -------
Comprehensive income ...................................    $ 8,844     $ 2,462
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2001         2000
                                                           -------      -------

Cash flows provided by operating activities .............  $11,141      $ 3,134
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of property and equimpment ................      (52)         (41)
    Cash received on sale of other property and equipment       26          -0-
                                                           -------      -------
Cash flows used in investing activities .................      (26)         (41)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ...................   (2,388)      (3,039)
                                                           -------      -------
Cash flows used in financing activities .................   (2,388)      (3,039)
                                                           -------      -------

Increase in cash and cash equivalents ...................    8,727           54
Cash and cash equivalents at January 1, .................   15,767        7,017
                                                           -------      -------
Cash and cash equivalents at March 31, ..................  $24,494      $ 7,071
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

2. Through 1998 the Partnership recorded $450,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia, which overruled a previous order by the Federal Energy Regulatory
     Commission. On March 9, 1998 $151,757 was paid to PEPL. An additional $366,633, which is still awaiting possible regulatory/judicial/legislative/ settlement action, was placed into an escrow account. On March 2, 1999, $2,840 was released from escrow to PEPL. At March 31, 2001, the value of the escrow is approximately $413,000. The escrowed funds include amounts that could possibly be waived, recovered or recoverable from others, of which $34,000 has been recorded as an allowance for bad debt on the Partnership's books in the event it is not waived and deemed uncollectible.

     The Partnership is involved in a few other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 with Bank One, Texas, N.A. The current borrowing base is $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One (8%) on March 31, 2001 and (7 1/2%) on April 30, 2001. All amounts borrowed under this facility will become due and payable on July 31, 2002. As of March 31 and April 30, 2001, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000 (the minimum borrowing level necessary to maintain the credit facility).

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flows from operating activities during the three months ended March 31, 2001 were $11,141,000 compared to $3,134,000 for the same period of 2000. First quarter net earnings were $0.85 per Unit compared to $0.24 per Unit in 2000. Operating cash flows and net earnings were higher during 2001 primarily as a result of significantly higher natural gas market prices compared to the same period last year as shown in the table below.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the Financial Statements for additional information. Cash and temporary cash investments totaled $24,494,000 on March 31, 2001 compared to $15,767,000 on December 31, 2000. On April 13, 2001 the Partnership paid an increased quarterly distribution of $0.27 per Unit for the first calendar quarter of 2001. On May 3, 2001 the Partnership declared a special $0.15 distribution to be paid on June 15, 2001 for Unitholders of record on May 31, 2001.

In connection with the Oklahoma properties, in May 2001 the Partnership will pay approximately $1,701,000 in production payments for the year ended February 28, 2001; an additional $139,000 has been accrued through March, 2001.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payments) and weighted average sales prices were:

                                                      Three Months Ended
                                                ------------------------------
                                                    March 31,          Decem-
                                                -----------------      ber 31,
                                                 2001       2000        2000
Sales Volumes - MMCF:                           ------     ------     -------
   Oklahoma .................................    1,353      1,392      1,383
   Kansas ...................................      250        291        240
                                                 -----      -----      -----
Total MMCF ..................................    1,603      1,683      1,623
                                                 =====      =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma .................................   $ 7.49     $ 2.53     $ 5.45
   Kansas ...................................     7.60       2.72       5.54
Overall Weighted Avg - $/MCF ................   $ 7.51     $ 2.57     $ 5.47

When adjusted for the number of days in the quarter, Oklahoma gas sales volumes during the first quarter of 2001 were identical to the fourth quarter of 2000, while Kansas gas sales volumes increased slightly during the first quarter of 2001 because of well testing during the fourth quarter of 2000. Both Kansas and Oklahoma first quarter 2001 gas sales volumes were slightly less than the same quarter of 2000 as a result of natural reservoir decline.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

During 2001 the Partnership has fracture treated (creating cracks in the formation to assist gas flow from the producing zones into the well bore) two wells in Oklahoma. One well increased in shut-in pressure from 40 psig to 67 psig and increased in volume from 168 mcfd to 225 mcfd, thus probably increasing reserves. The other well did not respond because of a hole in the well casing, likely diverting the fracture treatment into a non-productive zone. The well is being scheduled for repair and refracturing. The Partnership plans to continue the fracture treatment program on other wells. The Partnership's Fort Riley well production continues to vary around 40-50 MCF per day with about 8 bbls of water per week.

As discussed in the 2000 Annual Report on Form 10-K, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and in monitoring activities resulting from removal of production quantity restrictions during 1998 in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities is unpredictable. No additional compression has been installed during 2001 by operators on adjoining acreage resulting from the relaxed production rules that affect the Partnership's wells. Such installations by others could require Partnership expenditures to stay competitive with adjoining operators.

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

The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others. Two of the fifteen 15 wells were recompleted in the Guymon Hugoton Field which presently improved production by 30 to 157 MCF per day over the two original Guymon Hugoton wells that were plugged and abandoned per state regulations. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. Recent results by others in the 13 remaining wells have varied from 15 MCF per day to 357 MCF per day. Production volumes in subsequent months have varied with most wells showing decreases. Current total production from the three Council Grove wells owned by others but located on the Partnership's acreage is approximately 33 MCFD, 22 MCFD and 10 MCFD. The Partnership has a minor overriding royalty interest in the three wells.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



As previously reported, the accounting firm that has, for years, processed the Partnership's 4,000 to 5,000 individualized K-1's notified us that their current computer software would not be able to process Year 2000 tax returns in early 2001. Subsequently, the Partnership was notified that the accounting firm had begun developing new software, acquired another firm that had a Year 2000 compliant product, and was preparing for newly required electronic filing of tax year 2000 K-1's with the Internal Revenue Service. Conversion of the data to the year 2000 compliant product has been performed. Expenditures have increased significantly compared to prior years as reflected in increases in general and administrative costs. The Partnership believes it should not incur many costs during 2001 related to the conversion to the year 2000 product.

As discussed in the 1997 through 2000 Annual Reports, the Partnership is reviewing its strategic alternatives in light of the various mergers and other business transactions occurring in the natural gas and energy industry. Although no decision to sell or combine the Partnership's business with others has been made, the Partnership anticipates possible discussions with third parties, which could result in such a decision. The Partnership has no timetable for any such discussions, and there is no assurance that any such discussions will lead to a transaction. During the first quarter of 1998 the Partnership adopted a severance policy which would provide up to approximately $2.8 million of severance payments.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

Item 1. Legal Proceedings: See Notes to Condensed Financial Statements.

Item 5. Other Information: Mr. Rawles Fulgham was re-appointed to the Partnership's Advisory Committee for a three-year term. Mr. Ronald P. Trout was appointed to fill a third seat on the Partnership's Advisory Committee for an initial term of two years. Mr. Trout recently retired from Hourglass Capital Mgt. (a Texas money management firm) where he was Co-Founder and Senior Vice President. Such appointments comply with the Nasdaq's Marketplace Rules.

Item 6. Exhibits and Reports on Form 8-K:
     a) Exhibit 3.03 - Amendment to the Partnership Agreement dated April 27, 2001 providing for a third member and staggered terms of Advisory Committee.
     b)   Reports on Form 8-K - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date: May 4, 2001                      /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)