Form 10-Q
period 2001-06-30
DORCHESTER HUGOTON LTD
filed 2001-08-10
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 2001                   Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of July 31, 2001, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                  June 30, 2001


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000

          Condensed Statements of Earnings for the Three and Six
          Months Ended June 30, 2001 and 2000 (Unaudited)

          Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)

          Condensed Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (Unaudited)

          Notes to Condensed Financial Statements (Unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                                           June 30,   Dec. 31,
                                                             2001       2000
                                                           --------   --------
                                     ASSETS              (Unaudited)
Current assets:
    Cash and cash equivalents .......................      $ 24,232    $15,767
    Restricted cash ..................................          416        409
    Investments - available for sale .................        5,590      5,564
    Accounts receivable, net .........................        2,180      4,092
    Prepaid expenses and other current assets ........          296        284
                                                            -------    -------
      Total current assets ...........................       32,714     26,116
                                                            -------    -------

Property and equipment - at cost .....................       34,847     29,589
    Less depreciation, depletion and amortization ....      (17,834)   (16,996)
                                                            -------   --------
      Net property and equipment .....................       17,013     12,593
                                                            -------   --------

Total assets .........................................      $49,727    $38,709
                                                            =======    =======
                       LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
    Accounts payable and other current liabilities ...      $ 5,948    $   443
    Production and property taxes payable or accrued .          883        996
    Royalties and production payment payable .........          404      1,851
    Distributions payable to Unitholders .............        2,932      2,389
                                                            -------    -------
      Total current liabilities ......................       10,167      5,679

Long-term debt .......................................          100        100
                                                            -------    -------
      Total liabilities ..............................       10,267      5,779
                                                            -------    -------
Commitments and contingencies (Note 2)

Partnership capital:
    General partners .................................          287        222
    Unitholders ......................................       36,100     29,661
    Accumulated other comprehensive income ...........        3,073      3,047
                                                            -------    -------
      Total partnership capital ......................       39,460     32,930
                                                            -------    -------

Total liabilities and partnership capital ............      $49,727    $38,709
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in Thousands)
                                   (Unaudited)



                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       ------------------      ----------------
                                         2001       2000         2001     2000
                                       --------   -------      -------  -------

Net operating revenues:
     Natural gas sales, net ........   $ 6,955    $ 5,514      $18,277  $ 9,625
     Other .........................        59         58          115      108
                                       -------    -------      -------  -------
Total net operating revenues .......     7,014      5,572       18,392    9,733
                                       -------    -------      -------  -------
Costs and expenses:
    Operating, including prod. taxes     1,400      1,035        2,827    1,951
    Depletion, depreciation & amort.       566        442          972      891
    General and administrative .....       256        177          481      317
    Management fees ................       154        140          352      266
    Interest .......................        10          9           19       19
    Other (income) expense, net ....      (202)       366         (313)     248
                                       -------    -------      -------  -------
Total costs and expenses ...........     2,184      2,169        4,338    3,692
                                       -------    -------      -------  -------
Net earnings .......................   $ 4,830    $ 3,403      $14,054  $ 6,041
                                       =======    =======      =======  =======
Net earnings per Unit (in dollars) .   $  0.44    $  0.32      $  1.29  $  0.56
                                       =======    =======      =======  =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)


Net earnings .......................   $ 4,830    $ 3,403      $14,054  $ 6,041
Unrealized holding gain (loss) on
     available for sale securities .       406         44           26     (132)
                                       --------   -------      -------  -------
Comprehensive income ...............   $ 5,236    $ 3,447      $14,080  $ 5,909
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2001         2000
                                                           -------      -------

Cash flows provided by operating activities ..........     $20,792      $ 6,107
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of property & equipment ................      (5,407)        (129)
    Cash received on sale of other property and equip.          26           11
                                                           -------      -------
Cash flows used in investing activities ..............      (5,381)        (118)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (6,946)      (4,992)
                                                           -------      -------
Cash flows used in financing activities ..............      (6,946)      (4,992)
                                                           -------      -------

Increase in cash and cash equivalents ................       8,465          997
Cash and cash equivalents at January 1, ..............      15,767        7,017
                                                           -------      -------
Cash and cash equivalents at June 30, ................     $24,232      $ 8,014
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

2. Through 1998 the Partnership recorded $450,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia, which overruled a previous order by the Federal Energy Regulatory Commission ("FERC"). On March 9, 1998, $151,757 was paid to PEPL and an additional $366,633 was placed into an escrow account. On March 2, 1999, $2,840 was released from escrow to PEPL. At July 31, 2001, the value of the escrow is approximately $417,000. During July 2001, the Partnership, along with numerous other natural gas producers, have agreed with PEPL to settle all issues. This settlement awaits FERC approval which is expected soon.

     The Partnership is involved in other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 with Bank One, Texas, N.A. The current borrowing base is $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One (6.75%) on June 30 and July 31, 2001. All amounts borrowed under this facility will become due and payable on July 31, 2002. As of June 30 and July 31, 2001, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000 (the minimum borrowing level necessary to maintain the credit facility).

4. On August 2, 2001 the Partnership filed a Report on Form 8-K as of July 31, 2001 in response to Items 5 and 7 thereof.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flows from operating activities during the three and six months ended June 30, 2001 were $9,651,000 and $20,792,000 compared to $2,973,000 and
$6,107,000 for the same periods of 2000. Second quarter net earnings were $0.44 per Unit compared to $0.32 per Unit in 2000. Operating cash flows and net earnings were higher during 2001 primarily as a result of significantly higher natural gas market prices compared to the same period last year as shown in the table below.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the Financial Statements for additional information. Cash and temporary cash investments totaled $24,232,000 on June 30, 2001 compared to $15,767,000 on December 31, 2000. During July 2001, the Partnership reached agreement to resolve required federal refunds of Kansas tax reimbursements received in the 1980's. Please see
Note 2 to the Financial Statements. An accrual of $500,000 was recorded to other expense during June 2000 and reversed during October 2000. See the Partnership's 2000 Form 10-K for additional information. On April 13, 2001 the Partnership paid an increased quarterly distribution of $0.27 per Unit for the first calendar quarter of 2001. On June 15, 2001 the Partnership paid a special $0.15 per Unit distribution to Unitholders of record on May 31, 2001. On July 13, 2001 the Partnership paid the second calendar quarter distribution of $0.27 per Unit.

As previously reported in the Partnership's Annual Report on Form 10-K, since its first annual payment in 1997, each May the Partnership pays an Oklahoma production payment (calculated through the prior February) that is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes. On May 15, 2001 the Partnership paid approximately $1,701,000 in production payments for the year ended February 28, 2001. On August 9, 2001, the Partnership paid $5,270,000 to acquire, effective March 1, 2001, the Oklahoma production payment.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payments where applicable) and weighted average sales prices were:

                                  Three Months Ended           Six Months Ended
                               ----------------------------    -----------------
                                   June 30,                         June 30,
                               ----------------     Mar. 31,   -----------------
                                2001       2000       2001      2001       2000
Sales Volumes - MMCF:          -----      -----      -----     -----      -----
   Oklahoma ...............    1,179      1,374      1,353     2,531      2,766
   Kansas .................      229        282        250       480        573
                               -----      -----      -----     -----      -----
Total MMCF ................    1,408      1,656      1,603     3,011      3,339
                               =====      =====      =====     =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $4.82      $3.50      $7.49     $6.25      $3.01
   Kansas .................     4.87       3.58       7.60      6.29       3.14
Overall Weighted Avg - $/MCF    4.83       3.51       7.51      6.26       3.03

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Oklahoma gas sales volumes during the second quarter of 2001 were lower than both the previous quarter and same quarter of 2000 primarily as a result of previously announced extensive scheduled maintenance causing downtime on the Partnership's central gas compression units that deliver the Partnership's gas into sales pipelines. See Partnership's 2000 Annual Report on Form 10-K. The three units comprising 5400 horsepower were installed new in 1994 and, except for 1998 unrelated scheduled maintenance, each engine/compressor unit had run almost continuously for more than 50,000 hours. No major problems were discovered and approximately $300,000 was spent. The units are scheduled to undergo a lesser degree of maintenance in 2003. Kansas gas sales during the second quarter of 2001 were less than the previous quarter and the same quarter of 2000 because of natural reservoir decline and well shut-ins required by state deliverability tests necessary to implement gas well operation at a vacuum.

Since May 2001, the Partnership has fracture treated (creating cracks in the formation to assist gas flow from the producing zones into the well bore) three wells in Oklahoma, including the refracture of one well first treated in the first quarter. The refracture treatment slightly increased the well's shut-in pressure but thus far has not improved gas volume. Fracture treatment of two wells produced excellent results with shut-in pressure increasing from 31 to 57 psig and from 29 to 49 psig. Volume increases on the two wells were 138 to 169 mcf per day and 98 to 168 mcf per day. The Partnership plans to continue the fracture treatment program on other wells. The Partnership's Fort Riley well production continues to vary around 40 - 50 mcf per day with about 7 bbls of water per week. The Partnership, as non-operator, will participate, during the last half of 2001, in the deepening of one Oklahoma well to include Fort Riley production.

As discussed in the 2000 Annual Report on Form 10-K, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and in monitoring activities resulting from removal of production quantity restrictions during 1998 in the Guymon Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities is unpredictable. No additional compression has been installed that affects the Partnership's wells during 2001 by operators on adjoining acreage resulting from the relaxed production rules. Such installations by others could require Partnership expenditures to stay competitive with adjoining operators.

During 2000, Kansas adopted new regulatory rules, agreed upon by most producers, to enable the use of field compressors to operate Hugoton field wells at a vacuum and provide that no well will be restricted to less than 100 mcf per day. Possible effects on future production in excess of 100 mcf per day allowed by the state regulations are not predictable. The Partnership has received approval to operate all its wells at a vacuum; however, the Partnership does not anticipate any significant change in current production.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others. Two of the fifteen (15) wells were recompleted in the Guymon Hugoton field which presently reduced production 91 mcf per day on one well and improved production by 18 mcf per day on the other well compared to the original Guymon Hugoton wells that were plugged and abandoned per state regulations. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. Recent results by others in the 13 remaining wells have varied from 5 to 436 mcf per day. Production volumes in subsequent months have varied with most wells showing decreases. Current total production from the three Council Grove wells owned by others but located on the Partnership's acreage is approximately 29, 12 and 10 mcf per day. The Partnership has a minor overriding royalty interest in the three wells.

As previously reported, the accounting firm that has, for years, processed the Partnership's 4,000 to 5,000 individualized K-1's notified us that their current computer software would not be able to process year 2000 tax returns in early 2001. Subsequently, the Partnership was notified that the accounting firm had begun developing new software and acquired another firm that had a year 2000 compliant product. Conversion of the data to the year 2000 compliant product has been performed. On July 15, 2001, the Partnership return with K-1's was electronically filed and accepted by the Internal Revenue Service. Expenditures have increased significantly compared to prior years as reflected in increases in general and administrative costs. The Partnership believes it should not incur many costs during 2001 related to the conversion to the year 2000 product.

On August 2, 2001, the Partnership filed a Report on Form 8-K, which included a press release and a non-binding letter of intent contemplating a combination of the businesses and/or properties of the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P. in a non-taxable transaction, into a new publicly traded limited partnership. With limited exceptions, the letter of intent is non-binding, and the transaction is subject to negotiation and execution of a definitive agreement.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

Item 1.   Legal Proceedings: See Notes to Condensed Financial Statements.

Item 5.   Other  Information: - None.

Item 6.   Exhibits and Reports on Form 8-K:
          a) Reports on Form 8-K: - On August 2, 2001 the Partnership filed a Report on Form 8-K as of July 31, 2001 in response to Items 5 and 7 thereof.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date: August 10, 2001                  /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)