Form 10-Q
period 2001-09-30
DORCHESTER HUGOTON LTD
filed 2001-11-01
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 2001             Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 31, 2001, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                               September 30, 2001


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000

          Condensed Statements of Earnings for the Three and Nine
          Months Ended September 30, 2001 and 2000 (Unaudited)

          Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

          Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

          Notes to Condensed Financial Statements (Unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 1
                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                                           Sept. 30,   Dec. 31,
                                                             2001       2000
                                                           --------   --------
                                     ASSETS              (Unaudited)
Current assets:
    Cash and cash equivalents .......................      $ 19,701    $15,767
    Restricted cash ..................................          419        409
    Investments - available for sale .................        5,043      5,564
    Accounts receivable, net .........................        1,579      4,092
    Prepaid expenses and other current assets ........          415        284
                                                            -------    -------
      Total current assets ...........................       27,157     26,116
                                                            -------    -------

Property and equipment - at cost .....................       34,936     29,589
    Less depreciation, depletion and amortization ....      (18,398)   (16,996)
                                                            -------   --------
      Net property and equipment .....................       16,538     12,593
                                                            -------   --------

Total assets .........................................      $43,695    $38,709
                                                            =======    =======
                       LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
    Accounts payable and other current liabilities ...      $   691    $   443
    Production and property taxes payable or accrued .          745        996
    Royalties and production payment payable .........          300      1,851
    Distributions payable to Unitholders .............        2,932      2,389
                                                            -------    -------
      Total current liabilities ......................        4,668      5,679

Long-term debt .......................................          -0-        100
                                                            -------    -------
      Total liabilities ..............................        4,668      5,779

Commitments and contingencies (Note 2)

Partnership capital:
    General partners .................................          288        222
    Unitholders ......................................       36,213     29,661
    Accumulated other comprehensive income ...........        2,526      3,047
                                                            -------    -------
      Total partnership capital ......................       39,027     32,930
                                                            -------    -------

Total liabilities and partnership capital ............      $43,695    $38,709
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in Thousands)
                                   (Unaudited)



                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       ------------------     -----------------
                                         2001       2000        2001      2000
                                       --------   -------     -------   -------

Net operating revenues:
     Natural gas sales, net ........   $ 4,692    $ 6,977     $22,969   $16,602
     Other .........................        37         60         152       168
                                       -------    -------     -------   -------
Total net operating revenues .......     4,729      7,037      23,121    16,770
                                       -------    -------     -------   -------
Costs and expenses:
    Operating, including prod. taxes     1,010      1,068       3,837     3,019
    Depletion, depreciation & amort.       564        453       1,536     1,344
    General and administrative .....       206        196         687       513
    Management fees ................       132        155         484       421
    Interest .......................         9         10          28        29
    Other (income) expense, net ....      (237)       (84)       (550)      164
                                       -------    -------     -------   -------
Total costs and expenses ...........     1,684      1,798       6,022     5,490
                                       -------    -------     -------   -------
Net earnings .......................   $ 3,045    $ 5,239     $17,099   $11,280
                                       =======    =======     =======   =======
Net earnings per Unit (in dollars) .   $  0.28    $  0.48     $  1.57   $  1.04
                                       =======    =======     =======   =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)


Net earnings .......................   $ 3,045    $ 5,239     $17,099   $11,280
Unrealized holding gain (loss) on
     available for sale securities .      (547)       680        (521)      548
                                       --------   -------     -------   -------
Comprehensive income ...............   $ 2,498    $ 5,919     $16,578   $11,828
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             2001         2000
                                                           -------      -------

Cash flows provided by operating activities ..........     $19,280      $12,094

Cash flows used in investing activities:
    Purchases of property & equipment ................      (5,496)        (402)
    Cash received on sale of other property and equip.          26           54
                                                           -------      -------
Cash flows used in investing activities ..............      (5,470)        (348)

Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (9,876)      (6,946)
                                                           -------      -------
Increase in cash and cash equivalents ................       3,934        4,800
Cash and cash equivalents at January 1, ..............      15,767        7,017
                                                           -------      -------
Cash and cash equivalents at September 30, ...........     $19,701      $11,817
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

2. Through 1998 the Partnership recorded $450,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia, which overruled a previous order by the Federal Energy Regulatory Commission ("FERC"). During March 1998, $151,757 was paid to PEPL and an additional $366,633 was placed into an escrow account. During March 1999, $2,840 was released from escrow to PEPL. At September 30, 2001, the value of the escrow is approximately $419,000. During July 2001, the Partnership, along with numerous other natural gas producers, agreed with PEPL to settle all issues. The FERC has approved the settlement which contains specific procedures now underway to enable a final payment from escrow. The Partnership has adjusted its reserve estimates from approximately $419,000 to approximately $320,000.

     The Partnership is involved in other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 with Bank One, Texas, N.A. The current borrowing base is $6,000,000, which will be re-evaluated by Bank One at least semi-annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One, which was 6% on September 30 and 5.5% on October 31, 2001. All amounts borrowed under this facility will become due and payable on July 31, 2002. As of September 30 and October 31, 2001, letters of credit totaling $25,000 were issued under the credit facility and the amount borrowed was $100,000 (the minimum borrowing level necessary to maintain the credit facility).

4. On August 2, 2001, the Partnership filed a Report on Form 8-K, which included a press release and a non-binding letter of intent contemplating a combination of the businesses and/or properties of the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P. in a non-taxable transaction, into a new publicly traded limited partnership. With limited exceptions, the letter of intent is non-binding, and the transaction is subject to negotiation and execution of a definitive agreement. On October 26, 2001, the Partnership filed a Report on Form 8-K consisting of an amendment to the letter of intent to extend the time to complete the definitive agreement from November 1, 2001 to December 4, 2001.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flows from operating activities during the three and nine months ended September 30, 2001 were ($1,512,000) and $19,280,000 compared to $5,987,000 and
$12,094,000 for the same periods of 2000. Third quarter 2001 cash flows were reduced, in part, as a result of the Partnership's cash purchase of a production payment for $5,270,000. See the Partnership's 2001 second quarter report on Form 10-Q. Third quarter net earnings were $0.28 per Unit compared to $0.48 per Unit in 2000. Operating cash flows and net earnings were higher during the first nine months of 2001 primarily as a result of significantly higher natural gas market prices compared to the same period last year as shown in the table below. Disregarding the production payment purchase, third quarter cash flows and net earnings were lower during 2001 compared to the same quarter 2000 primarily as a result of lower natural gas market prices.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 3 to the Financial Statements for additional information. After the previously reported purchase of the Oklahoma production payment during August 2001, cash and temporary cash investments totaled $19,701,000 on September 30, 2001 compared to $15,767,000 on December 31, 2000. During July 2001, the Partnership reached agreement to resolve required federal refunds of Kansas tax reimbursements received in the 1980's. Please see Note 2 to the Financial Statements. An accrual of $500,000 was recorded to other expense during June 2000 and reversed during October 2000. See the Partnership's 2000 Form 10-K for additional information. On April 13, 2001 the Partnership paid an increased quarterly distribution of $0.27 per Unit for the first calendar quarter of 2001. On June 15, 2001 the Partnership paid a special $0.15 per Unit distribution to Unitholders of record on May 31, 2001. On July 13, 2001 and October 12, 2001 the Partnership paid the second and third calendar quarter distributions of $0.27 per Unit.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payments where applicable) and weighted average sales prices were:

                                    Three Months Ended         Nine Months Ended
                               ----------------------------    -----------------
                                September 30,                    September 30,
                               ----------------     June 30,   -----------------
                                2001       2000       2001      2001       2000
Sales Volumes - MMCF:          -----      -----     -------    -----      -----
   Oklahoma ...............    1,319      1,427      1,179     3,850      4,193
   Kansas .................      259        269        229       739        842
                               -----      -----      -----     -----      -----
Total MMCF ................    1,578      1,696      1,408     4,589      5,035
                               =====      =====      =====     =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $2.94      $4.33      $4.82     $5.12      $3.46
   Kansas .................     3.15       4.41       4.87      5.19       3.55
Overall Weighted Avg - $/MCF    2.97       4.34       4.83      5.13       3.48

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Oklahoma gas sales volumes during the third quarter of 2001 were higher than the previous quarter during which scheduled maintenance was performed and lower than the same quarter of 2000 as a result of natural reservoir decline and recent pipeline maintenance. Kansas gas sales during the third quarter of 2001 were less than the same quarter of 2000 as a result of natural reservoir decline and greater than the previous quarter during which wells were shut-in for state tests.

Since the previous quarterly report, the Partnership has fracture treated (creating cracks in the formation to assist gas flow from the producing zones into the well bore) two wells in Oklahoma. Fracture treatment of one of the wells produced good results with shut-in pressure increasing from 33 to 47 psig and volume increasing from 141 to 207 mcf per day. The other well developed a casing leak which is being repaired prior to refracturing. The Partnership plans to continue the fracture treatment program on other wells.

Prior to October 2001, the Partnership's only well currently producing Upper Fort Riley production continued to vary around 43 - 53 mcf per day with about 15 bbls of water per week. During 1998 the Partnership plugged the Upper Fort Riley zone in another well and produced only Winfield/Krider zone production, which was recently 142 mcf per day. During October 2001, the Partnership reopened the previously plugged Upper Fort Riley zone. At present, the well is producing approximately 194 mcf per day and 36 bbls of water per day from both zones simultaneously. The Partnership, as non-operator, will participate, during the last half of 2001, in the deepening of one Oklahoma well to include Upper Fort Riley production. See Business and Properties of the Partnership in the 2000 Annual Report on Form 10-K for more information on the Fort Riley zone.

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



During 2000, Kansas adopted new regulatory rules, agreed upon by most producers, to enable the use of field compressors to operate Hugoton field wells at a vacuum and provide that no well will be restricted to less than 100 mcf per day. Possible effects of state allowed production in excess of 100 mcf per day are not predictable. The Partnership has received approval to operate all its wells at a vacuum; however, the Partnership does not anticipate any significant change in current production.

The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others. Two of the 15 wells were recompleted in the Guymon Hugoton field which presently improved production 43 to 170 mcf per day over the original Guymon Hugoton wells that were plugged and abandoned per state regulations. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. Recent results by others in the 13 remaining wells have varied from 3 to 396 mcf per day. Production volumes in subsequent months have varied with most wells showing decreases. Current total production from the three Council Grove wells owned by others but located on the Partnership's acreage is approximately 7, 15 and 33 mcf per day. The Partnership has a minor overriding royalty interest in the three wells.

As previously reported, the Partnership's expenditures for K-1 tax form preparation and federal electronic filing have increased significantly as reflected in general and administrative costs compared to prior years. The Partnership recently secured a two-year agreement for such tax preparation and filing which will not apply in the event the Partnership combines as described in the following paragraph.

On August 2, 2001, the Partnership filed a Report on Form 8-K, which included a press release and a non-binding letter of intent contemplating a combination of the businesses and/or properties of the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P. in a non-taxable transaction, into a new publicly traded limited partnership. With limited exceptions, the letter of intent is non-binding, and the transaction is subject to negotiation and execution of a definitive agreement. On October 26, 2001, the Partnership filed a Report on Form 8-K consisting of an amendment to the letter of intent to extend the time to complete the definitive agreement from November 1, 2001 to December 4, 2001.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

Item 1.   Legal Proceedings: See Notes to Condensed Financial Statements.

Item 5. Other Information: - Because of the resulting effect on each investor's K-1 tentative UBTI and depletion calculations, the Partnership requests prompt notification of an investor's use of the deemed sale-repurchase election under Section 311 of the Taxpayer Relief Act of 1997. None.

Item 6.   Exhibits and Reports on Form 8-K:
          a) Reports on Form 8-K: On October 26, 2001 the Partnership filed a Report on Form 8-K as of October 25, 2001 in response to Items 5 and 7 thereof.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date: November 1, 2001                /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)