Form 10-K405
period 2001-12-31
DORCHESTER HUGOTON LTD
filed 2002-02-15
CIK 703814

                               2001 ANNUAL REPORT

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001       COMMISSION FILE NUMBER 0-10697

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting securities held by non-affiliates of the registrant on JANUARY 1, 2002 was $127,888,000.

     As of FEBRUARY 1, 2002, there were outstanding Depositary Receipts for 10,744,380 Units of Limited Partnership Interest in Dorchester Hugoton, Ltd.

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

PART IV:
14.  Exhibits and Reports on Form 8-K......................  Financial Information

                   BUSINESS AND PROPERTIES OF THE PARTNERSHIP

     Dorchester Hugoton, Ltd. (the "Partnership") has its principal place of business at 1919 S. Shiloh Road, Suite 600-LB 48, Garland, Texas 75042-8234 (telephone (972) 864-8610) with field offices in Hooker, Oklahoma and Amarillo, Texas and employed fourteen full time permanent employees (not including General Partners) as of January 1, 2002. The Partnership was formed on June 16, 1982 as a Texas limited partnership pursuant to a Certificate and Agreement of Limited Partnership (as amended, the "Partnership Agreement"). Depositary receipts for units of limited partnership interest were originally distributed on August 20, 1982 in the form of a taxable property dividend.

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

OKLAHOMA PROPERTIES

     During 1998 the Partnership sold its working interest in one non-operated Oklahoma well and, at the same time, acquired overriding royalty interests in one Partnership owned and operated well. As a result, the Partnership's Oklahoma working interests changed from 128 natural gas wells (115.7 net wells) to 127 natural gas wells (115.2 net wells) in the Guymon-Hugoton field. Additionally, the Partnership's gross developed Oklahoma acreage changed from 80,501 acres (74,621 net acres) to 79,861 acres (74,301 net acres). The Partnership continues to operate and own interests in 117 wells in Oklahoma, of which the Partnership has a 100% working interest in 109 wells, working interests ranging from 50% to 88% in 5 wells and liquefiable hydrocarbons interests only in the remaining 3 wells. The Partnership also has working interests ranging from 25% to 50% per well in a 10 well group (previously 11) operated by an unaffiliated third party. The Partnership also has minor royalty interests in various producing natural gas wells. During December 1999 the Partnership acquired a 1.6% royalty interest in one well operated by the Partnership and in one non-Hugoton well operated by others. During December 2000, the Partnership acquired a 4.5% royalty interest in another Oklahoma Partnership operated well. During 2001, the Partnership acquired royalty interests ranging from .02% to 1.2% in 8 Oklahoma Partnership operated wells.

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

     The Partnership began delivery of gas from its Oklahoma compression facilities to Williams Gas Processing -- Mid Continent Region Co., a subsidiary of the Williams Companies, Inc. during December 1996 following Federal Energy Regulatory Commission approval. Williams Field Services Company subsequently processes the gas at its plant near Baker, Oklahoma and returns the gas as directed by the Partnership to the available transmission pipelines at the plant outlet which include Williams Natural Gas Company, PEPL, and Natural Gas Pipeline Company of America. The gas returned to the Partnership for subsequent sale is of improved quality, including having the contaminant nitrogen removed. Effective February 28, 2002 Williams Field Services will sell the processing facility to Duke Energy Field Services, L.P., who intends to shift the processing to its facility near Liberal, Kansas.

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

     Thus far the Partnership has drilled and completed three wells to test the Fort Riley zone. Each of the three wells replaced an existing gas well which was plugged and abandoned as required by Oklahoma regulations. The first of the three wells initially appeared to be favorable in both the Fort Riley zones and Winfield/Krider zones; however, subsequent testing indicated that gas leaked upward through the shale rock layer separating the zones, causing Fort Riley evaluations to be inconclusive. The first of the three wells recently produced 377 MCF per day at 41 psig which is an improvement over the plugged well's previous 105 MCF per day at 24 psig. The second of the three Fort Riley test wells was not as successful, producing 78 MCF per day while pumping 30 bbls of water per day. This second well replaced a Winfield/Krider well that produced 175 MCF per day with no water. In December 1998, this second Fort Riley well was plugged and recompleted in the Winfield/ Krider zone, and in September 2001, produced 142 MCF per day at 17 psig. During October 2001, the Partnership reopened the previously plugged Fort Riley zone in this second well. At present, this second well is producing 202 MCF per day at 16 psig and 38 bbls of water per day from the commingled Winfield/Krider/Fort Riley zones. The third Fort Riley test recently produced 46 MCF per day at 15 psig while pumping 25 bbls of water per week. The third Fort Riley test replaced a Winfield/Krider well that produced 85 MCF per day at 20 psig.

KANSAS PROPERTIES

     The Partnership currently operates and owns 100% of the working interest in 20 natural gas wells producing from the Kansas Hugoton field on 7,035 gross developed acres. The natural gas from these operated wells is currently delivered through a 26-mile gas gathering pipeline and compression facility owned by the Partnership and is then sold at an index (average) of field market prices. In November 1997 the Partnership began operation of additional gas gathering pipelines and seven rental gas compressor units which are scattered over a ten-mile area. Initial results showed a favorable increase in gas sales which have since decreased similar to other producers' wells in the area. The total capital cost was approximately $470,000. The Partnership's Kansas operating costs for such field gas compression operations were approximately $344,000 in 1998, $288,000 in 1999, $243,000 in 2000, and $249,000 in 2001.

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

NATURAL GAS RESERVES AND OTHER FINANCIAL DATA

     Information with respect to the Partnership's natural gas reserves and other financial data is presented in Note 5 to the Financial Statements included elsewhere herein.

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

REGULATION AND PRICES

     The transportation of natural gas after sale by the Partnership is generally subject to regulation by federal authorities, specifically by the Federal Energy Regulatory Commission (also referred to as the "FERC"), and production of natural gas is regulated by various state agencies or authorities. The Partnership's operations are also affected by various statutory controls or obligations and, in varying degrees, by political developments and federal and state laws and regulations. Natural gas production is affected by changing federal and state tax and other laws which are specifically applicable to the oil and gas industry, by constantly changing federal and state administrative regulations as well as possible interruption or termination by government authorities due to ecological and other considerations. Allowable gas production rates have been, and are, to varying degrees, subject to conservation and environmental laws and regulations.

     Both Kansas and Oklahoma regulate the amount of natural gas that can be produced by assigning to each well or proration unit a monthly allowable rate of production. Kansas and Oklahoma also specifically regulate the drilling of new or replacement oil and gas wells, the spacing of wells, the prevention of waste of natural gas resources, environmental protection and various other matters.

     During 2000, Kansas adopted new regulatory rules, agreed upon by most producers, to enable the use of field compressors to operate Hugoton field wells at a vacuum and provide that no well will be restricted to less than 100 mcf per day. Possible effects of state allowed production in excess of 100 MCF per day are not predictable. The Partnership has received approval to operate all its wells at a vacuum; thus far, the Partnership has not experienced any significant increase in current production. The existing Partnership rental compressors have been adequate to create a vacuum.

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

     On October 28, 1997 the OCC, which administers oil and gas conservation in Oklahoma, conducted a hearing on a proposal to change the allowable amount of production per well in the Guymon-Hugoton field. The hearing included contradictory viewpoints that the proposal encouraged infill drilling vs. that the proposal had no effect on the infill drilling issue. On February 4, 1998 the OCC adopted rules that essentially removed production volume limits from nearly all wells in the Guymon-Hugoton field effective July 1, 1998 and specifically provided that the rule changes have no bearing on the question of infill drilling which must be decided separately. Thus far only one company on adjoining acreage has installed gas compression to try to benefit from Oklahoma's removal of production limits. The Partnership elected to install similar rental compression to stay competitive. Since 2000, seven of the Partnership's wells have been assisted by such field compressors vs. five during 1999. Costs to operate the compressor units were approximately $79,000 in 2000 and $85,000 in 2001. The increase in production has more than offset costs of compression. Further activities by others resulting from the field rule changes and related costs and/or benefits to the Partnership are unpredictable.

     The pricing of all the Partnership's gas sales, both in Kansas and Oklahoma, is primarily determined by supply and demand in the marketplace. This price can fluctuate considerably. During 2001 the highest monthly average price was $10.02/MMBTU in January and the lowest monthly average was $1.85/MMBTU in October. The Partnership anticipates continued fluctuations in marketplace pricing. See Note 1 to the Financial Statements for a discussion regarding material customers and contracts.

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

                DEPOSITARY RECEIPTS AND THE DEPOSITARY AGREEMENT

     Immediately subsequent to its formation, all of the Partnership's units of limited partnership interest ("Units") were deposited with an authorized depositary ("Depositary"), to be held in accordance with the Depositary Agreement. Effective September 8, 1998 the Depositary became BankBoston, N.A., which is now EquiServe Trust Company, N.A., P.O. Box 8040, Boston, MA 02266. The Depositary maintains an account with respect to the Units deposited for which it has issued Depositary Receipts. Holders of Depositary Receipts (also referred to as "Unitholders") may transfer, combine or subdivide them at any office of the Depositary designated for such purpose. Unitholders may also surrender them to the Depositary and, upon submission of such documents as the General Partners may require, reclaim deposited Units. However, the Units will not be readily transferable and any redeposit of Units against newly issued Depositary Receipts will require 60 days' advance written notice and is subject to certain other conditions.

     The Depositary Receipts have been traded on the Nasdaq Stock Market under the symbol "DHULZ" since August 26, 1982. The quoted market prices and reported trading volumes for 2001 and 2000 were as follows:

                                         2001                                         2000
                       -----------------------------------------    -----------------------------------------
                         LOW            HIGH            VOLUME        LOW            HIGH            VOLUME
                       -------         -------         ---------    -------         -------         ---------
First Quarter........  12.2500         15.8750         1,005,000     8.8750         10.0625           687,000
Second Quarter.......  11.2500         14.5555         1,183,000     9.9375         14.1250         1,055,000
Third Quarter........  12.5000         14.8000           610,000    13.3750         15.6250           966,000
Fourth Quarter.......  10.2300         14.8571           409,000    13.0000         16.2500         1,251,000

     As of January 1, 2002, there were approximately 4,900 Unitholders.

     The Units and the Depositary Receipts are fully paid and non-assessable. Each record holder of a Depositary Receipt evidencing the ownership of one or more Units will, for purposes of the Texas Revised Limited Partnership Act ("TRLPA"), be an assignee with respect to the interests in the Partnership represented by such Units. Each such assignee may become a Substituted Limited Partner upon (i) the execution and delivery of a request and agreement to become a Substituted Limited Partner, which includes a power of attorney to the General Partners, (ii) the approval of the General Partners to such admission as a Substituted Limited Partner, and (iii) the filing of an amended Certificate of Limited Partnership evidencing the admission of such person as a Substituted Limited Partner. If such action is not taken, Unitholders will remain assignees of the interests of the Partnership represented by the Units. Under certain circumstances, a Unitholder may not become a Substituted Limited Partner if such holder is not an Eligible Citizen. Each Unitholder (whether an assignee or Limited Partner) as of the last day of each month is allocated a pro rata share of the Partnership's profits and losses for the month then ended, regardless of whether such holder receives any cash distributions from the Partnership. Each Unitholder of record (whether an assignee or Limited Partner) as of the applicable record date is entitled to receive an allocable share of any cash distributions made by the Partnership. The timing and amount of such distributions is determined by the General Partners. In addition, the Partnership's Loan Agreement with Bank One, Texas, NA requires the Partnership capital to remain above certain specified amounts. The Partnership Agreement provides that prior to the dissolution of the Partnership, the General Partners shall determine the amount of cash available for distribution, if any, at least as of the end of each calendar quarter.

     Effective with the third quarter 1995 distribution, the Partnership's transfer agents have paid all distributions as declared. Distributions per Unit, including special distributions, have been as follows:

                                                          CALENDAR YEAR
                       -----------------------------------------------------------------------------------
QUARTER                1982    1983   1984   1985/86   1987   1988   1989/90/91   1992   1993   1994/95/96
-------                -----   ----   ----   -------   ----   ----   ----------   ----   ----   ----------
First................    N/A   $.02   $.01    $.01     $.02   $.03      $.05      $.05   $.12      $.17
Second...............    N/A    .01    .01     .01      .02    .04       .05       .05    .15       .17
Third................  $ .01    .01    .01     .01      .03    .04       .05       .05    .17       .17
Fourth...............    .02    .01    .01     .02      .03    .04       .05       .08    .17       .17
                       -----   ----   ----    ----     ----   ----      ----      ----   ----      ----
Total................  $ .03   $.05   $.04    $.05     $.10   $.15      $.20      $.23   $.61      $.68
                       =====   ====   ====    ====     ====   ====      ====      ====   ====      ====

                             CALENDAR YEAR
                       -------------------------
QUARTER                1997/98/99   2000   2001
-------                ----------   ----   -----
First................     $.18      $.28   $ .27
Second...............      .18       .18     .42
Third................      .18       .22     .27
Fourth...............      .18       .22     .27
                          ----      ----   -----
Total................     $.72      $.90   $1.23
                          ====      ====   =====

     After dissolution of the Partnership, distributions to each Unitholder of record (whether an assignee or Limited Partner) will be made in accordance with the Partnership Agreement.

     Hugoton Nominee, Inc., a Texas nominee corporation ("Nominee"), was formed in August 1982 on behalf of the Partnership and has agreed to act as the Limited Partner of record for those Unitholders of record who do not become Substituted Limited Partners. If Nominee receives notice of any action requiring the vote of Limited Partners, it will provide or cause to be provided such notice to the Unitholders of record representing Units for which Nominee is acting as the Limited Partner of record and inform those holders of their rights to become Substituted Limited Partners. The Partnership is required to reimburse Nominee for all expenses incurred in such capacity ($601 for 2001 and $507 for 2000) and shall indemnify it against certain liabilities incurred by Nominee in such capacity. Nominee may at any time resign or be removed by the Partnership, and a successor appointed.

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

                               PRINCIPAL HOLDERS

     The following table sets forth certain information regarding the beneficial ownership of Units by the General Partners, their officers, and the Partnership's officer effective as of January 1, 2002 and other persons, excluding depositaries, of record on January 1, 2002 who held 5% or more of the Units.

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

(3) The Units owned by the Advisory Committee members and the non-general partner officer of the Partnership is less than 1% of the total Units outstanding at December 31, 2001.

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

MANAGEMENT OF THE PARTNERSHIP

     The General Partners, who have purchased an aggregate 1% net profits interest in the Partnership, are P. A. Peak, Inc. whose sole shareholder is Preston A. Peak, age 79, Investor, and James E. Raley, Inc., whose sole shareholder is James E. Raley, age 62, Engineer. Kathleen A. Rawlings, age 44, is the Partnership's Principal Accounting Officer and Administrative Services Manager. She has been a full-time employee of the Partnership since 1983. Mr. Peak is a former member of the Board of Directors of Kaneb Services, Inc. as well as one of its subsidiaries. Mr. Raley is an independent consulting engineer.

     The General Partners have complete and exclusive discretion in the management and control of the business of the Partnership and all of its assets, including authority to purchase or otherwise acquire any lease or other interest in oil or gas property located within the geographical areas covered by the properties conveyed to the Partnership and such other geographical areas within the Hugoton Embayment as the General Partners may designate from time to time, to borrow monies for the business of the Partnership, and to mortgage or pledge all or any part of the Partnership's property as security, to surrender, release or abandon any Partnership property, with or without consideration therefore, and generally to execute and deliver such other documents and perform such other acts as the General Partners in their sole discretion may determine to be necessary or appropriate to carry out the business and affairs of the Partnership.

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

     During 2000 the Partnership, with Advisory Committee approval, adopted an Audit Committee charter which requires an annual review that complies with the Nasdaq's Marketplace Rules. During April 2001 the Partnership Agreement was amended to provide expansion of the Advisory Committee to three members with staggered terms. The Advisors meet all current requirements to be independent directors, including the requirement that at least one director have the necessary financial experience and background. The Advisors, acting as the Audit Committee, reviewed and discussed with the Partnership's independent outside auditors (the "Auditors") and management the audited financial statements and discussed with the Auditors the matters required to be discussed by the Statement on Auditing Standards No. 61. The Audit Committee also had private discussions with the Auditors and reviewed and discussed disclosures from the Auditors concerning their independence. The Audit Committee recommended that the audited statements appearing herewith be included in this Partnership Annual Report on Form 10-K.

     Mr. Rawles Fulgham, age 74, of Dallas, Texas, Mr. Ronald P. Trout, age 62, of Richardson, Texas, and Mr. W. Randall Blank, age 44, of Houston, Texas presently serve on the Advisory Committee. Mr. Fulgham previously served as Chairman and Chief Executive Officer of Global Industrial Technologies, Inc. and is currently a director of NCH Corporation. Mr. Blank is currently a consultant active in the natural gas industry. Previously, he was the Executive Vice President of Rockland Pipeline Company in Houston, Texas. He also serves on the Board of Directors of Panther Natural Gas

Company. Mr. Trout recently retired from Hourglass Capital Mgt. (a Texas money management firm) where he was Co-Founder and Senior Vice President.

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

                                                           ALL OTHER COMPENSATION
                                         ----------------------------------------------------------
                                         PRESTON A. PEAK OR    JAMES E. RALEY OR
SUMMARY COMPENSATION TABLE                P.A. PEAK, INC.     JAMES E. RALEY, INC.
YEAR                                      GENERAL PARTNER       GENERAL PARTNER      TOTAL FOR YEAR
----                                     ------------------   --------------------   --------------
1999...................................       $ 88,509              $407,484(a)         $495,993
2000...................................       $137,905              $459,283(a)         $597,188
2001...................................       $145,896              $474,296(a)         $620,192

---------------

(a) Includes the amount of taxable medical insurance premiums and payments of $5,975, $8,378 and $15,400 for James E. Raley in 1999, 2000 and 2001,
    respectively.

     Amounts expended by the Partnership for expenses (including certain private club dues and office and other expenses) reimbursed or expended on behalf of employees and the General Partners are believed to constitute ordinary and incidental business expenses and are paid by the Partnership to facilitate the conduct of Partnership business by such employees and General Partners. The Partnership has concluded that the aggregate amount, if any, of personal benefit is neither significant nor unusual nor does it result in any material additional expense (less than $50,000) to the Partnership. During 2001, the General Partners were reimbursed a total of $35,416 for all expenses incurred by them on behalf of the Partnership, including their general and administrative expenses. The General Partner(s) participate in a severance policy -- see Note 4 to the Partnership's Financial Statements. No employees or officers of the corporate General Partners participate in the Partnership's simplified employee pension plan. Fees and expenses paid to members of the Advisory Committee amount to less than $35,000 annually.

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

     Meetings of the Unitholders may be called by any General Partner and shall be called by the General Partners within 15 days following the written request of Unitholders holding more than 50% of the Units on not less than 30 days nor more than 60 days notice and at a reasonable time and place. There were no meetings of the Unitholders held during 2001. Any action which may be taken at a meeting of the Unitholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by Unitholders owning not less than the minimum percentage of Units that would be necessary to authorize or take such action at a meeting at which all Unitholders were present and voted. For purposes of obtaining a written consent, a General Partner may require response by a specified date not later than 30 days after the date any proposal is submitted to the Unitholders. Any Unitholder failing to notify the Partnership of his support for or opposition to the proposal within the specified time shall be conclusively deemed to have opposed the proposal.

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

     A Unitholder's distributive share of the taxable income or loss of the Partnership generally will be required to be included in determining his reportable income for state or local tax purposes in the jurisdiction in which he is a domicile or resident. In addition, the Partnership will conduct operations in some states, including Kansas and Oklahoma, which impose a tax on a Unitholder's share of the income derived from the activities or properties of the Partnership in that state whether or not the Unitholder is a resident or domicile of such state. Accordingly, a Unitholder may be subject to taxes in a state in which the Partnership has operations or properties in addition to the state in which the Unitholder has his residence or domicile. The Partnership initiated an agreement with the Kansas Department of Revenue removing the reporting burden for Unitholders who are nonresidents of Kansas and satisfying any tax liability that might exist with respect to their allocable share of Partnership income attributable to Kansas for 1982 through 2001.

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

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            SELECTED FINANCIAL DATA
       FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                2001      2000      1999      1998      1997
                                               -------   -------   -------   -------   -------
Net operating revenues.......................  $26,779   $25,182   $15,302   $15,366   $19,159
Net earnings.................................  $18,351   $17,962   $ 9,046   $ 9,010   $12,665
Net earnings per Unit........................  $  1.69   $  1.66   $  0.83   $  0.83   $  1.17
Cash distributions per Unit..................  $  1.23   $  0.90   $  0.72   $  0.72   $  0.72
Total assets at December 31..................  $41,454   $38,709   $28,165   $26,444   $25,215
Notes payable -- long term...................  $    --   $   100   $   100   $   100   $   122
Partnership capital at December 31...........  $37,336   $32,930   $24,338   $22,641   $20,841

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership's year-to-year changes in net earnings and cash flows from operating activities are principally determined by changes in natural gas sales volumes and gas prices. As shown in the following table, overall gas sales volumes were down 3.5% from 1999 to 2000 and down 8.2% from 2000 to 2001. Natural gas market prices were up 72% from 1999 to 2000 and up 12% from 2000 to 2001. Net earnings were $9,046,000 in 1999, $17,962,000 in 2000 and $18,351,000 in 2001. Operating cash flows were $11,045,000 in 1999, $18,526,000 in 2000 and
$21,029,000 in 2001. On April 13, 2001, the Partnership paid an increased quarterly distribution of $0.27 per Unit for the first calendar quarter of 2001. On June 15, 2001 the Partnership paid a special $0.15 per Unit distribution to Unitholders of record on May 31, 2001. On July 13, 2001, October 12, 2001, and January 11, 2002, the Partnership paid a distribution of $0.27 per Unit for each of the remaining calendar quarters of 2001. The total of the five distributions was approximately $13,349,000.

     In order to supplement its cash flows from operating activities and finance significant capital projects, the Partnership entered into a $15 million long-term unsecured revolving credit facility (the "Credit Agreement") with Bank One, Texas, NA in 1994. See Note 2 to the Partnership's Financial Statements for additional information on the Credit Agreement. The Partnership does not believe that changes in interest rates will have a material effect on its financial condition or operating results. Cash flows from operating activities remain sufficient to meet the Partnership's anticipated costs and expenses and debt service requirements. The Partnership has no current outstanding material commitments for capital expenditures. Year-end cash and cash equivalents totaled $15,767,000 for 2000 and $18,439,000 for 2001.

     As previously reported in the Partnership's Second Quarter Report on Form 10-Q, since its first annual payment in 1997, each May the Partnership paid an Oklahoma ORRI production payment (calculated through the prior February) that is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes. On May 15, 2001 the Partnership paid approximately $1,701,000 in ORRI production payments for the year ended February 28, 2001. On August 9, 2001, the Partnership paid $5,270,000 to acquire, effective March 1, 2001, the Oklahoma ORRI production payment. The effect of the transaction for the period March 1, 2001 through December 31, 2001 was an increase in the Partnership's revenue of approximately $860,000, due to the reduction in ORRI production payments, and an increase in the Partnership's depletion of approximately $530,000. The depletion increase was offset in part by reduced depletion due to increases in reserves as reflected in Note 5 to the Partnership's Financial Statements.

     During November 2001, the Partnership completed a settlement agreement previously discussed in the Partnership Quarterly Reports on Form 10-Q that resolved federally required refunds of Kansas tax reimbursements received in the 1980's. Consequently, the Partnership closed its 1998 escrow account with net payments of approximately $320,000 to others and approximately $100,000 to the Partnership. See Note 4 to the Partnership's Financial Statements for additional information on the Settlement.

     The Partnership's 5,400 horsepower gas compression and dehydration facility in Oklahoma has continued to operate satisfactorily since its start-up in November 1994. Major maintenance was performed during 2001 at a cost of about $300,000. The Partnership anticipates normal gradual increases in repairs. Field consumption of natural gas at the compression and dehydration facilities is estimated to be approximately 4.6% of the Oklahoma inlet gas volume and 9.6% in Kansas as a result of field compression. The Partnership anticipates gradual increases in Oklahoma field operating costs and expenses as repairs to its 50-plus-year-old pipelines and gas wells become more frequent and as pressures decline. The Partnership does not anticipate significant replacement of these items at this time, although additional rental field compression units may become necessary during 2003. The cost of such additional compression could require from $400,000 to $600,000 in capital and require $350,000 to $400,000 per year additional operating costs (primarily compressor rental). The purpose of such compressors is to get more gas production through the Partnership's pipelines at lower pressures. While it is believed that the benefits of such compression will more than exceed cost and recover capital, neither the timing of such a project nor the increased gas production are currently predictable.

     The routine workover of wells in Oklahoma includes fracture treating (the creation of cracks in the formation to assist gas flow toward the well bore from the producing zones). Currently, the Partnership has fracture treated 37 wells in Oklahoma which includes 7 wells during 2001. Such fracture treatments during 2001 have cost from $36,000 to $45,000 per well, excluding casing repairs on two wells. Of the 7 wells, 5 increased in gas production volume and 7 increased in gas pressure; the combination of an increase in pressure and volume resulted in gas reserve increases ranging from 0% to 52%. THE RESULTS OF FRACTURE TREATING CAN VARY WIDELY FROM WELL TO WELL AND MAY NOT BE SUCCESSFUL. Average Oklahoma per well volume increases for the 7 wells were 31% (136 to 178 MCF per day). The Partnership anticipates continuing additional fracture treating during 2002.

     The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payments where applicable), and weighted average sales prices were:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Sales Volume -- MMCF:
  Oklahoma.................................................   5,141    5,576    5,580
  Kansas...................................................     974    1,082    1,320
                                                             ------   ------   ------
          Total............................................   6,115    6,658    6,900
                                                             ======   ======   ======
Weighted Average Sales Prices -- $/MCF:
  Oklahoma.................................................  $ 4.42   $ 3.95   $ 2.28
  Kansas...................................................    4.55     3.99     2.36
  Overall weighted average.................................    4.44     3.96     2.30

     Oklahoma 2001 gas sales volumes were 7.8% lower than 2000 and 1999 primarily as a result of extensive scheduled maintenance during 2001 causing downtime on the Partnership's central gas compression units that deliver the Partnership gas into sales pipelines, combined with natural reservoir decline. As discussed in Business and Properties of the Partnership -- Oklahoma Properties section of this annual report, the Partnership will continue to evaluate the Fort Riley zone including monitoring the activities of other operators' Fort Riley completions. The Partnership, as non-operator, has agreed to participate in the deepening of one Oklahoma well to include Upper Fort Riley production. Such deepening has been rescheduled by the Operator from 2001 to 2002. As discussed in Business and Properties of the Partnership -- Regulations and Prices, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and monitoring activities in the field resulting from removal of production quantity restrictions in the Guymon-Hugoton field. In March 2002, gas delivered from the Oklahoma central compression units is expected to be processed in facilities owned by Duke Energy Field Services, LP under an existing processing agreement. Minimal, if any, impact on the Partnership is expected. See Business and Properties of the Partnership -- Oklahoma Properties for additional information.

     Kansas 2001 sales volumes were lower than 2000 and 1999 as a result of declining well volumes and pressures typical of other producers in that area. The use of field compression, which increased volume initially, helped lessen the decline on an annual basis, particularly since Kansas allows those compressors to create a vacuum at the well. See Business and Properties of the Partnership -- Regulation and Prices section of this annual report. The Partnership's Kansas gas is currently sold to Duke Energy Field Services, Inc. ("Duke") at an index (average) field market price plus a premium. See Note 1 to the Financial Statements for a discussion regarding material customers and contracts. Pursuant to notice given November 1, 2001, the current Duke gas sales agreement will expire May 1, 2002. The Partnership is in negotiations with Duke and other prospective purchasers for the period following May 1, 2002; the outcome is not predictable, although it is believed the impact of a price change will be immaterial to the Partnership's income and cash flow.

     The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others. Two of the 15 wells were recompleted in the Guymon-Hugoton field which presently improved production by 35 to 179 MCF per day over the two original Guymon-Hugoton wells that were plugged and abandoned per state regulations. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. IT IS NOT KNOWN IF SUCH MONITORING WILL RESULT IN ANY PLANS BY THE PARTNERSHIP TO ATTEMPT A COUNCIL GROVE WELL; PREVIOUS PRELIMINARY REVIEWS YIELDED UNFAVORABLE FORECASTS. Recent results by others in the 13 remaining wells have varied from 3 MCF per day to 354 MCF per day. Production volumes in subsequent months have varied with most wells showing decreases. Current total production from each of the three Council Grove wells owned by others but located on the Partnership's acreage is approximately 6, 8 and 20 MCF per day. The Partnership has a minor overriding royalty interest in the three wells.

     As previously reported, the Partnership's expenditures for K-1 tax form preparation and federal electronic filing for 4,000 to 5,000 Unitholders have increased significantly as reflected in general and administrative costs compared to years prior to 2000. The Partnership recently secured a two-year agreement for such tax preparation and filing which will not apply in the event the Partnership combines as described in Note 3 to the Partnership's Financial Statements. Other general and administrative expenses increased in 2001 compared to 2000 primarily due to increased insurance costs.

     On July 20, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

     Major provisions of these statements and their effective dates for the Partnership are as follows:

     - All business combinations initiated after June 30, 2001 must use the purchase method of accounting;

     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as a part of a related contract, asset or liability;

     - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized;

     - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The Partnership does not believe that the implementation of this standard will have any material effect on its financial positions, results of operations, or cash flows.

     As disclosed on a Form 8-K filed on December 14, 2001, the Partnership has signed definitive agreements to combine the businesses and/or properties of the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P., in a non-taxable transaction, into a new publicly traded limited partnership. During 2001, approximately $785,000 was expensed related to the combination compared to $339,000 in 2000. The combination is subject to a number of conditions including
(1) approval by a majority of Dorchester Hugoton Unitholders, (2) approvals by the owners of Spinnaker Royalty and Republic Royalty and affiliated partnerships and interest holders, and (3) filings with and/or clearances by various securities and governmental authorities.

                             FINANCIAL INFORMATION

Financial Statements:

     Statements of Earnings for the Years Ended December 31, 2001, 2000 and
      1999.

     Statements of Comprehensive Income for the Years Ended December 31, 2001,
      2000 and 1999.

     Balance Sheets as of December 31, 2001 and 2000.

     Statements of Changes in Partnership Capital for the Years Ended December
      31, 1999, 2000 and 2001.

     Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and
      1999.

     Notes to Financial Statements.

Exhibits:

                                                                                 PREVIOUSLY FILED AND INCORPORATED WITH
     NUMBER                                DESCRIPTION                             (BEARING THE SAME EXHIBIT NUMBER)
     ------                                -----------                           --------------------------------------
      2.1          -- Combination Agreement, plus exhibits, dated December 13,
                      2001                                                            Filed herewith
      2.2          -- Contribution Agreement, plus exhibits, dated December 13,
                      2001                                                            Filed herewith
      2.3          -- Business Opportunities Agreement, dated December 13, 2001       Filed herewith
      3.           -- Amended and Restated Certificate and Agreement of Limited
                      Partnership, as amended                                            June 30, 1995 Form 10-Q
      3.01         -- Certificates of Amendments to the Agreement of Limited
                      Partnership dated July 2, 1997 and December 15, 1997               December 31, 1997 Form 10-K
      3.02         -- Certificate of Amendment to the Agreement of Limited
                      Partnership dated April 3, 1998                                    March 31, 1998 Form 10-Q
      3.03         -- Certificate of Amendment to the Agreement of Limited
                      Partnership dated April 27, 2001                                   March 31, 2001 Form 10-Q
      4.1          -- Depositary Agreement, as amended                                June 30, 1995 Form 10-Q
      4.2          -- Specimen Depositary Receipt                                     December 31, 1995 Form 10-K
      4.3          -- Nominee Agreement among the Partnership, Dorchester and
                      Nominee                                                         December 31, 1995 Form 10-K

     Reports on Form 8-K -- Reports on Form 8-K dated October 26, 2001, December 4, 2001, and December 14, 2001 were filed with events reported under Item 5 and
Item 7 thereof.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dorchester Hugoton, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                            GRANT THORNTON LLP

Dallas, Texas
February 8, 2002

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Net operating revenues:
  Natural gas sales.........................................  $27,153   $26,368   $15,849
  Other.....................................................      192       221       198
  Production payment (ORRI).................................     (566)   (1,407)     (745)
                                                              -------   -------   -------
          Total net operating revenues......................   26,779    25,182    15,302
                                                              -------   -------   -------
Costs and expenses:
  Operating.................................................    3,160     2,840     2,678
  Production taxes..........................................    1,721     1,529       910
  Depreciation, depletion and amortization..................    2,105     1,783     1,903
  General and administrative:
     Tax and regulatory reporting...........................      323       320       176
     Depositary and transfer agent fees.....................       22        22        24
     Other..................................................      634       448       363
  Management fees...........................................      605       589       490
  Merger costs..............................................      785       339        --
  Investment income.........................................     (897)     (664)     (318)
  Interest expense..........................................       36        39        37
  Other income, net.........................................      (66)      (25)       (7)
                                                              -------   -------   -------
          Total costs and expenses..........................    8,428     7,220     6,256
                                                              -------   -------   -------
Net earnings................................................  $18,351   $17,962   $ 9,046
                                                              =======   =======   =======
Net earnings per Unit.......................................  $  1.69   $  1.66   $  0.83
                                                              =======   =======   =======

                       STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Net earnings................................................  $18,351   $17,962   $ 9,046
Unrealized holding gain (loss) on available for sale
  securities................................................     (534)      408       476
                                                              -------   -------   -------
Comprehensive income........................................  $17,817   $18,370   $ 9,522
                                                              =======   =======   =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               2001      2000
                                                              -------   -------
Current assets:
  Cash and cash equivalents.................................  $18,439   $15,767
  Restricted cash (Note 4)..................................       --       409
  Investments -- available for sale.........................    5,030     5,564
  Accounts receivable.......................................    1,472     4,092
  Prepaid expenses and other current assets.................      453       284
                                                              -------   -------
          Total current assets..............................   25,394    26,116
                                                              -------   -------
Property and equipment -- at cost:
  Natural gas properties (full cost method).................   34,008    28,467
  Other.....................................................      988     1,122
                                                              -------   -------
          Total.............................................   34,996    29,589
Less accumulated depreciation, depletion and amortization:
  Full cost depletion.......................................   18,561    16,534
  Other.....................................................      375       462
                                                              -------   -------
          Total.............................................   18,936    16,996
                                                              -------   -------
  Net property and equipment................................   16,060    12,593
                                                              -------   -------
          Total assets......................................  $41,454   $38,709
                                                              =======   =======


                      LIABILITIES AND PARTNERSHIP CAPITAL

Current liabilities:
  Accounts payable..........................................  $   648   $   443
  Production and property taxes payable.....................      230       996
  Royalties payable.........................................      309     1,851
  Distributions payable to Unitholders......................    2,931     2,389
                                                              -------   -------
          Total current liabilities.........................    4,118     5,679
Notes payable -- long-term..................................       --       100
                                                              -------   -------
          Total liabilities.................................    4,118     5,779
                                                              -------   -------
Commitments and contingencies (Note 4)
  Partnership capital:
  General partners..........................................      271       222
  Unitholders...............................................   34,552    29,661
  Accumulated other comprehensive income....................    2,513     3,047
                                                              -------   -------
     Total partnership capital..............................   37,336    32,930
                                                              -------   -------
          Total liabilities and partnership capital.........  $41,454   $38,709
                                                              =======   =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                            ACCUMULATED
                                                                               OTHER
                                                  GENERAL                  COMPREHENSIVE
YEAR                                              PARTNERS   UNITHOLDERS      INCOME        TOTAL
----                                              --------   -----------   -------------   -------
1999
  Balance at January 1, 1999....................    $128       $20,350        $2,163       $22,641
  Net earnings..................................      90         8,956            --         9,046
  Net unrealized holding gain on investments
     available for sale.........................      --            --           476           476
  Distributions ($0.72 per Unit)................     (78)       (7,736)           --        (7,814)
  Other.........................................      --           (11)           --           (11)
                                                    ----       -------        ------       -------
  Balance at December 31, 1999..................     140        21,559         2,639        24,338
                                                    ----       -------        ------       -------
2000
  Net earnings..................................     180        17,782            --        17,962
  Net unrealized holding gain on investments
     available for sale.........................      --            --           408           408
  Distributions ($0.90 per Unit)................     (98)       (9,670)           --        (9,768)
  Other.........................................      --           (10)           --           (10)
                                                    ----       -------        ------       -------
  Balance at December 31, 2000..................     222        29,661         3,047        32,930
                                                    ----       -------        ------       -------
2001
  Net earnings..................................     183        18,168            --        18,351
  Net unrealized holding loss on investments
     available for sale.........................      --            --          (534)         (534)
  Distributions ($1.23 per Unit)................    (133)      (13,216)           --       (13,349)
  Other.........................................      (1)          (61)           --           (62)
                                                    ----       -------        ------       -------
  Balance at December 31, 2001..................    $271       $34,552        $2,513       $37,336
                                                    ====       =======        ======       =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                             (DOLLARS IN THOUSANDS)

                                                               2001      2000      1999
                                                              -------   -------   -------
Cash flows from operating activities:
  Net earnings..............................................  $18,351   $17,962   $ 9,046
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation, depletion and amortization...............    2,105     1,783     1,903
     Gain on sale of property and equipment.................      (22)      (29)       (8)
     Other..................................................      (62)      (10)      (11)
     Changes in operating assets and liabilities:
       Restricted cash......................................      409       (19)      (11)
       Accounts receivable..................................    2,620    (2,537)       90
       Prepaid expenses and other current assets............     (169)     (143)       11
       Accounts payable, taxes and royalties payable........   (2,203)    1,519        25
                                                              -------   -------   -------
Net cash provided by operating activities...................   21,029    18,526    11,045
                                                              -------   -------   -------
Cash flows from investing activities:
  Capital expenditures......................................   (5,587)     (496)     (391)
  Cash received on sale of property and equipment...........       37        54        12
                                                              -------   -------   -------
Net cash used by investing activities.......................   (5,550)     (442)     (379)
                                                              -------   -------   -------
Cash flows from financing activities:
  Distributions paid to Unitholders.........................  (12,807)   (9,334)   (7,816)
                                                              -------   -------   -------
Increase in cash and cash equivalents.......................    2,672     8,750     2,850
Cash and cash equivalents at beginning of year..............   15,767     7,017     4,167
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $18,439   $15,767   $ 7,017
                                                              =======   =======   =======
Supplemental cash flow and other information:
  Interest paid (no interest was capitalized)...............  $    28   $    39   $    37
                                                              =======   =======   =======
  Distributions declared but not paid.......................  $ 2,931   $ 2,389   $ 1,956
                                                              =======   =======   =======

                       See Notes to Financial Statements

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- The Partnership's operations consist principally of the operation of natural gas properties located in Kansas and Oklahoma.

     Basis of Presentation -- Per-Unit information is calculated by dividing the 99% interest owned by Unitholders by the 10,744,380 Units outstanding.

     Reclassification -- Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

     Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Concentration of Credit Risks -- The Partnership sells its natural gas to major corporate gas purchasers in the United States and either requires major corporate guarantees, good credit history with the Partnership, letters of credit, or performs on-going credit evaluations or review of financial statements on a regular basis. The Partnership has incurred minimal credit losses.

     Investments -- The Partnership's investments consist of 128,000 shares of Exxon Mobil Corporation (previously Exxon Corporation) common stock and are classified as available for sale. At December 31, 2001 and 2000, the carrying value of this stock, based on the quoted market price, was $5,030,400 and $5,564,000, respectively, and the cost was $2,517,455 for both years.

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

     Operating Agreement -- The Partnership operates substantially all of its natural gas properties. Efforts are made to balance each working interest owner's share of production to gas marketed by increasing or decreasing the volumes of gas allocated to each working interest owner in subsequent months so that each such working interest owner shall be able to share in the actual cumulative production in proportion to its interest in the properties. The Partnership receives in-kind the Partnership's share of gas produced from 11 wells in Oklahoma (10 operated by others and 1 operated by the Partnership). At December 31, 2001, the net balance owed the Partnership is approximately 14,000 MCF compared to approximately 300 MCF at December 31, 2000.

     Other Agreements -- Effective May 1, 1997, the Partnership's Kansas gas was committed for sale and processing to PanEnergy Field Services, Inc. (now Duke Energy Field Services, Inc.) for a period of 3 years and year to year thereafter. Duke Energy will pay based on an index of the market price in the field plus a premium. Similarly, effective July 1, 2000 the Partnership's Oklahoma gas was committed for sale to Williams Energy Marketing and Trading Company ("WEM & TC") for a one-year period at a premium over the market price index. Since July 1, 2001, such sales have been on a month-to-month basis at varying market price indexes. During 1996, the Partnership's Oklahoma gas began a five-year commitment to Williams Field Services Company for delivery through a processing facility. During 2001, the commitment was extended another five years. Effective February 28, 2002 Williams Field Services will sell the processing facility to Duke Energy Field Services L.P. who intends to shift the processing to its facility near Liberal, Kansas. The quantity sold to WEM & TC is determined by nominations at the processing facility outlet. Imbalances with actual deliveries to Williams Field Services Company are corrected in each subsequent month. At December 31, 2001, the imbalance was approximately 3,000 MMBTU owed the Partnership compared to 7,000 MMBTU owed the Partnership at December 31, 2000.

     Operating Revenue -- Natural gas revenues are recognized as production and sales take place (the "sales method"). The Partnership's purchasers (including their affiliates) who accounted for more than 10% of natural gas revenues for each of the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                              PURCHASER   PURCHASER
YEAR                                                             "A"         "B"
----                                                          ---------   ---------
2001........................................................     83%         16%
2000........................................................     83%         16%
1999........................................................     80%         19%

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

     An investment in the Partnership by certain tax-exempt entities (such as IRA's, pension plans, etc.) may produce Unrelated Business Taxable Income ("UBTI"). Many tax-exempt entities are

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

subject to tax on UBTI. Tax-exempt entities subject to the tax on UBTI must file with the IRS for each tax year that the entity has gross income of $1,000 or more from an unrelated trade or business. Additionally, the Partnership reports Unitholders' share of depreciation adjustments for alternative minimum tax ("AMT") purposes. The AMT adjustment must be taken into account when figuring Unitholder passive activity gains and losses for AMT purposes. UBTI and AMT are specialized areas of the tax law -- Unitholders should consult tax advisors concerning their own tax situation. Finally, depletion of natural gas properties is an expense allowable to each individual partner and the depletion expense as reported on the financial statements will not be indicative of the depletion expense an individual partner or Unitholder may be able to deduct for income tax purposes.

     Simplified Employee Pension Plan -- Contributions aggregating $150,980, $136,065, and $135,125 were made to eligible employees' accounts for 2001, 2000, and 1999, respectively under the Partnership's simplified employee pension plan. Employees become eligible in their third calendar year of employment. The Partnership does not have any other post-retirement benefit plans.

     Operating Leases -- The Partnership rents administrative office space under leases expiring at various dates through 2007. The Partnership also rents nine skid-mounted field gas compressor units on a month-to-month basis. The Partnership also has various prepaid site leases in Kansas and Oklahoma. Total rental expense was $311,000, $337,000, and $333,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

2. LOANS AND LONG-TERM DEBT

     On July 19, 1994, the Partnership entered into a $15,000,000 unsecured revolving credit facility (the "Credit Agreement") with Bank One, Texas, NA (the "Bank") which will expire July 31, 2002. The current borrowing base is $6,000,000, which will be re-evaluated by the Bank at least annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility includes both cash advances and any letters of credit that the Partnership may need, with interest being charged at the Bank's base rate, which was 4.75% on December 31, 2001. All amounts borrowed under this facility become due and payable on July 31, 2002. As of December 31, 2001, no letters of credit were issued under the credit facility. The Partnership is required to maintain certain minimum defined financial ratios with respect to its current ratio and the ratio of net cash flow to debt service. In addition, Partnership capital must be maintained above specified amounts. This note has been guaranteed by the General Partners. Since July 1994 the maximum amount borrowed under the Credit Agreement has been $5,800,000. During 2001 and 2000 the amount borrowed under the Credit Agreement was $100,000 (the minimum borrowing necessary to maintain the credit facility).

3. AGREEMENT TO COMBINE BUSINESSES AND PROPERTIES.

     As disclosed on a Form 8-K filed on December 14, 2001, the Partnership has signed definitive agreements to combine the businesses and/or properties of the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P., in a non-taxable transaction, into a new publicly traded limited partnership. During 2001, approximately $785,000 was expensed related to the combination compared to $339,000 in 2000. The combination is subject to a number of conditions including
(1) approval by a majority of Dorchester Hugoton Unitholders, (2) approvals by the owners of Spinnaker Royalty and Republic Royalty and affiliated partnerships and interest holders, and (3) filings with and/or clearances by various securities and governmental authorities.

                            DORCHESTER HUGOTON, LTD.
                         (A TEXAS LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4. COMMITMENTS AND CONTINGENCIES

     Since its first annual payment in 1997, each May the Partnership paid an Oklahoma production payment (calculated through the prior February) that is based upon the difference between market gas prices compared to a table of rising prices and based upon a table of declining volumes. On August 9, 2001, the Partnership paid $5,270,000 to acquire, effective March 1, 2001, the Oklahoma production payment.

     Through 1998 the Partnership recorded $450,000 (which included related interest) towards a request from Panhandle Eastern Pipe Line Company ("PEPL") for refund of Kansas tax reimbursements received by the Partnership during the years 1983 to 1987. These charges resulted from a ruling by the United States Court of Appeals for the District of Columbia, which overruled a previous order by the Federal Energy Regulatory Commission ("FERC"). On March 9, 1998, $151,757 was paid to PEPL. An additional $366,633, which was still awaiting possible settlement/regulatory/judicial/ legislative action, was placed into an escrow account. On March 2, 1999, $2,840 was released from escrow to PEPL. On June 22, 2001, the Partnership, along with others, reached a Settlement Agreement with PEPL which became final October 15, 2001 upon approval by the FERC. The Partnership reduced its accrued liability from approximately $419,000 to approximately $320,000 during the third quarter of 2001. Pursuant to that Settlement, during October 2001, the Partnership returned all funds collected from royalty owners (approximately $35,000) who had paid their refund obligation to the Partnership. Also, in connection with the Settlement, on November 20, 2001 the Partnership paid from the escrow account approximately $285,000 to PEPL and approximately $135,000 to the Partnership, subsequently closing the escrow account.

     The Partnership is involved in a few other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

     The Partnership adopted a severance policy during the first quarter of 1998. Benefits are generally payable to employees and General Partner(s) in the event the Partnership incurs reduction in force or the elimination of a position or group of positions. The policy provides for up to approximately $2.8 million of severance payments if such obligations occur. Pursuant to the Combination Agreement referred to in Note 3 such severance payments, estimated to be $2.7 million, will be paid by the Partnership prior to closing of the transaction.

5. UNAUDITED NATURAL GAS RESERVE INFORMATION

     Proved natural gas reserves are estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The Partnership retained Calhoun, Blair & Associates, Inc., an independent petroleum engineering consulting firm, to provide annual estimates as of December 31 of each year of the Partnership's future net recoverable natural gas reserves. The Partnership has no known reserves of crude oil. There have been no events that have occurred since December 31, 2001 that would have a material effect on the estimated proved developed natural gas reserves.

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
                SUMMARY OF CHANGES IN PROVED DEVELOPED RESERVES

                                                                  NATURAL GAS (MMCF)
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Estimated quantity, beginning of year.......................   54,127    58,209    64,147
Revisions in previous estimates.............................      743     3,012     1,478
Production..................................................   (6,568)   (7,094)   (7,416)
                                                              -------   -------   -------
Estimated quantity, end of year.............................   48,302    54,127    58,209
                                                              =======   =======   =======
Depletion of natural gas properties (per MCF)...............  $  0.31   $  0.24   $  0.24
                                                              =======   =======   =======
Development costs incurred (in thousands of dollars)........  $   240   $   301   $   332
                                                              =======   =======   =======
Leasehold acquisitions (in thousands of dollars)............  $ 5,297   $    23   $    16
                                                              =======   =======   =======

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
Future estimated gross revenues.............................  $117,029   $313,890   $118,516
Future estimated gross production payment (ORRI)*...........        --    (18,613)    (5,353)
Future estimated production and development costs...........   (51,083)   (71,661)   (45,930)
                                                              --------   --------   --------
Future estimated net revenues...............................    65,946    223,616     67,233
10% annual discount for estimated timing of cash flows......   (21,220)   (83,613)   (22,851)
                                                              --------   --------   --------
Standardized measure of discounted future estimated net
  revenues..................................................  $ 44,726   $140,003   $ 44,382
                                                              ========   ========   ========
Sales of natural gas produced, net of production costs......  $(21,899)  $(20,812)  $(11,525)
Net changes in prices and production costs..................   (89,233)   108,425      8,717
Revisions of previous quantity estimates....................     3,488      3,964      2,509
Accretion of discount.......................................    12,471      3,932      3,627
Other.......................................................      (104)       112        445
                                                              --------   --------   --------
Net change in standardized measure of discounted future
  estimated net revenues....................................  $(95,277)  $ 95,621   $  3,773
                                                              ========   ========   ========

---------------

* The ORRI was acquired during 2001 for $5,270,000. See Note 4 to the Financial Statements.

6. UNAUDITED QUARTERLY FINANCIAL DATA

     Quarterly financial data for the last two years (dollars in thousands except per unit data) is summarized as follows:

                                     2001 QUARTER ENDED                      2000 QUARTER ENDED
                            -------------------------------------   -------------------------------------
                                                 SEPTEM-   DECEM-                        SEPTEM-   DECEM-
                            MARCH 31   JUNE 30   BER 30    BER 31   MARCH 31   JUNE 30   BER 30    BER 31
                            --------   -------   -------   ------   --------   -------   -------   ------
Net operating revenues....  $11,378    $7,014    $4,729    $3,658    $4,161    $5,572    $7,037    $8,412
Net earnings..............    9,224     4,830     3,045    1,252      2,638     3,403     5,239     6,682
Net earnings per Unit.....  $  0.85    $ 0.44    $ 0.28    $0.12     $ 0.24    $ 0.32    $ 0.48    $ 0.62

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 15, 2002                         DORCHESTER HUGOTON, LTD.

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

P.A. PEAK, INC.

               By /s/ PRESTON A. PEAK                    General Partner                February 15, 2002
  -------------------------------------------------
                   Preston A. Peak
             President and Sole Director

JAMES E. RALEY, INC.

                By /s/ JAMES E. RALEY                    General Partner                February 15, 2002
  -------------------------------------------------
                   James E. Raley
             President and Sole Director

                                 EXHIBIT INDEX

                                                                                 PREVIOUSLY FILED AND INCORPORATED WITH
     NUMBER                                DESCRIPTION                             (BEARING THE SAME EXHIBIT NUMBER)
     ------                                -----------                           --------------------------------------
      2.1          -- Combination Agreement, plus exhibits, dated December 13,
                      2001                                                            Filed herewith
      2.2          -- Contribution Agreement, plus exhibits, dated December 13,
                      2001                                                            Filed herewith
      2.3          -- Business Opportunities Agreement, dated December 13, 2001       Filed herewith
      3.           -- Amended and Restated Certificate and Agreement of Limited
                     Partnership, as amended                                          June 30, 1995 Form 10-Q
      3.01         -- Certificates of Amendments to the Agreement of Limited
                     Partnership dated July 2, 1997 and December 15, 1997             December 31, 1997 Form 10-K
      3.02         -- Certificate of Amendment to the Agreement of Limited
                     Partnership dated April 3, 1998                                  March 31, 1998 Form 10-Q
      3.03         -- Certificate of Amendment to the Agreement of Limited
                     Partnership dated April 27, 2001                                 March 31, 2001 Form 10-Q
      4.1          -- Depositary Agreement, as amended                                June 30, 1995 Form 10-Q
      4.2          -- Specimen Depositary Receipt                                     December 31, 1995 Form 10-K
      4.3          -- Nominee Agreement among the Partnership, Dorchester and
                      Nominee                                                         December 31, 1995 Form 10-K

     Reports on Form 8-K -- Reports on Form 8-K dated October 26, 2001, December 4, 2001, and December 14, 2001 were filed with events reported under Item 5 and
Item 7 thereof.

     All other schedules and exhibits have been omitted because they are either not required, not applicable or the required information is disclosed in the Financial Statements or related Notes.