Form 10-Q
period 2002-03-31
DORCHESTER HUGOTON LTD
filed 2002-05-15
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 2002                  Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 30, 2002, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                 March 31, 2002


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001

          Condensed Statements of Earnings for the Three
          Months Ended March 31, 2002 and 2001 (Unaudited)

          Statements of Comprehensive Income for the Three
          Months Ended March 31, 2002 and 2001 (Unaudited)

          Condensed Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (Unaudited)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                                           March 31,    Dec. 31,
                                                             2002        2001
                                                           --------    --------
                                     ASSETS              (Unaudited)
Current assets:
    Cash and cash equivalents ..........................   $ 18,029     $18,439
    Investments - available for sale ...................      5,610       5,030
    Accounts receivable ................................      1,712       1,472
    Prepaid expenses and other current assets ..........        288         453
                                                            -------     -------
      Total current assets .............................     25,639      25,394
                                                            -------     -------

Property and equipment - at cost .......................     34,999      34,996
    Less depreciation, depletion and amortization ......    (19,467)    (18,936)
                                                            -------    --------
      Net property and equipment .......................     15,532      16,060
                                                            -------    --------

Total assets ...........................................    $41,171     $41,454
                                                            =======     =======
                       LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
    Accounts payable and other current liabilities .....    $   766     $   648
    Production and property taxes payable or accrued ...        333         230
    Royalties payable ..................................        338         309
    Distributions payable to Unitholders ...............      2,931       2,931
                                                            -------     -------
      Total liabilities ................................      4,368       4,118

Commitments and contingencies (Note 2)

Partnership capital:
    General partners ...................................        260         271
    Unitholders ........................................     33,450      34,552
    Accumulated other comprehensive income .............      3,093       2,513
                                                            -------     -------
      Total partnership capital ........................     36,803      37,336
                                                            -------     -------

Total liabilities and partnership capital ..............    $41,171     $41,454
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              2002       2001
                                                           ----------  ---------

Net operating revenues:
     Natural gas sales, net ............................    $ 3,677     $11,322
     Other .............................................         23          56
                                                            -------     -------
Total net operating revenues ...........................      3,700      11,378
                                                            -------     -------
Costs and expenses:
    Operating, including production taxes ..............        825       1,427
    Depletion, depreciation & amortization .............        541         406
    General and administrative .........................        224         225
    Management fees ....................................        121         198
    Merger costs and related expenses ..................        262         177
    Investment income ..................................       (106)       (273)
    Interest expense ...................................          8           9
    Other (income) expense, net ........................          8         (15)
                                                            -------     -------
Total costs and expenses ...............................      1,883       2,154
                                                            -------     -------
Net earnings ...........................................    $ 1,817     $ 9,224
                                                            =======     =======
Net earnings per unit (in dollars) .....................    $  0.17     $  0.85
                                                            =======     =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)


Net earnings ...........................................    $ 1,817     $ 9,224
Unrealized holding gain (loss) on available
    for sale securities ................................        580        (380)
                                                            -------     -------
Comprehensive income ...................................    $ 2,397     $ 8,844
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2002         2001
                                                           -------      -------

Cash flows provided by operating activities .............  $ 2,541      $11,141
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of property and equipment .................      (34)         (52)
    Cash received on sale of other property and equipment       13           26
                                                           -------      -------
Cash flows used in investing activities .................      (21)         (26)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ...................   (2,930)      (2,388)
                                                           -------      -------

Increase (decrease) in cash and cash equivalents ........     (410)       8,727
Cash and cash equivalents at January 1, .................   18,439       15,767
                                                           -------      -------
Cash and cash equivalents at March 31, ..................  $18,029      $24,494
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

2. In January 2002, an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, filed a lawsuit against the Partnership, Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration and Production, Inc. RRNGR consists primarily of Texas County, Oklahoma residents who use natural gas at their own risk, free of cost from gas wells in residences located on leases. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements entered into with the defendants in the 1930's through the 1950's. Plaintiffs also assert defendants conspired to restrain trade by warning of dangers of natural gas use and using such warnings to induce some plaintiffs to release their domestic gas rights. Plaintiffs also seek certification of class action against defendants. Dorchester Hugoton believes plaintiffs' claims are completely without merit as to Dorchester Hugoton and has filed an answer, including a motion for summary judgment against plaintiff. Further, based upon past measurements of such gas usage and current natural gas prices, Dorchester Hugoton believes the damages sought by plaintiffs to be minimal.

     The Partnership is involved in a few other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. As disclosed on a Form 8-K filed on December 14, 2001, the Partnership has signed definitive agreements to combine the businesses and/or properties of the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P., in a non-taxable transaction, into a new publicly traded limited partnership. The definitive agreements include provisions for the general partners of each entity to exercise a fiduciary option to terminate the agreements subject to payment of $3,000,000 in total to the non-terminating entities. Such payment by the terminating entity may also result from uncorrected failure to fulfill a material obligation of the definitive agreements. During 2001, approximately $785,000 was expensed related to the combination compared to $339,000 in 2000. Approximately $262,000 of expense, relating primarily to the filing of a registration statement, has been incurred during the quarter ending March 31, 2002. The combination is subject to a number of conditions including (1) approval by a majority of Dorchester Hugoton Unitholders, (2) approvals by the owners of Spinnaker Royalty and Republic Royalty and affiliated partnerships and interest holders, and (3) filings with and/or clearances by various securities and governmental authorities. On May 15, 2002, the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P. filed an initial Registration Statement on Form S-4 under the Securities Act of 1933.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

     The Partnership adopted a severance policy during the first quarter of 1998. Benefits are generally payable to employees and General Partner(s) in the event the Partnership incurs reduction in force or the elimination of a position or group of positions. The policy provides for up to approximately $2.8 million in severance payments if such obligations occur. Pursuant to agreements related to the combination, such severance payments, estimated to be $2.7 million, will be paid by the Partnership prior to closing of the transaction.

4. Since 1994 the Partnership has maintained an unsecured revolving credit facility for $15,000,000 with Bank One, Texas, N.A. The current borrowing base is $6,000,000, which will be re-evaluated by Bank One at least annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceed the current borrowing base, the Partnership is required to repay the excess. This credit facility covers both cash advances and any letters of credit that the Partnership may need, with interest being charged at the base rate for Bank One (4.75%) on March 31, 2002 and April 30, 2002. All amounts borrowed under this facility will become due and payable on July 31, 2002. As of March 31 and April 30, 2002, no letters of credit were issued under the credit facility and the amount borrowed was $100,000 (the minimum borrowing level necessary to maintain the credit facility).

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flows from operating activities during the three months ended March 31, 2002 were $2,541,000 compared to $11,141,000 for the same period of 2001. First quarter net earnings were $0.17 per Unit compared to $0.85 per Unit in 2001. Operating cash flows and net earnings were higher during 2001 primarily as a result of significantly higher natural gas market prices compared to the same period this year as shown in the table below.

The Partnership has available a $15,000,000 unsecured revolving credit facility with a current borrowing base of $6,000,000. Please see Note 4 to the Financial Statements for additional information. Cash and cash equivalents totaled $18,029,000 on March 31, 2002 compared to $18,439,000 on December 31, 2001.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payments where applicable) and weighted average sales prices were:

                                                      Three Months Ended
                                                ------------------------------
                                                    March 31,          Decem-
                                                -----------------      ber 31,
                                                 2002       2001        2001
Sales Volumes - MMCF:                           ------     ------     -------
   Oklahoma .................................    1,222      1,353      1,291
   Kansas ...................................      219        250        235
                                                 -----      -----      -----
Total MMCF ..................................    1,441      1,603      1,526
                                                 =====      =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma .................................   $ 2.57     $ 7.49     $ 2.34
   Kansas ...................................     2.45       7.60       2.54
Overall Weighted Avg - $/MCF ................     2.55       7.51       2.37

Oklahoma gas sales volumes during the first quarter of 2002 were less than the first quarter of 2001 and the fourth quarter of 2001 primarily as a result of reduced gas pipeline receipts because of an explosion unrelated to the Partnership's facilities. Kansas gas sales volumes during the first quarter of 2002 were lower than the first quarter of 2001 and the fourth quarter of 2001 as a result of state well testing and natural reservoir decline.

Effective May 1, 2002, all of Dorchester Hugoton's Kansas gas was committed for sale to Anadarko Energy Services Company for a period of one year and year to year thereafter. Anadarko pays Dorchester Hugoton based on an average of the market price in the field. Pursuant to notice given November 1, 2001, the previous gas sales agreement with Duke Energy Field Services, Inc. expired on May 1, 2002. Dorchester Hugoton believes the impact of the change in the gas purchaser will be immaterial to its income and cash flow.

During 2002 the Partnership participated as non-operator in the fracture treatment (creating cracks in the formation to assist gas flow from the producing zones into the well bore) of one well in Oklahoma. The well did not increase in shut-in pressure but increased in volume from 203 to 222 MCF per day. The Partnership owns a 25% working interest in the well. Similar to the discussion in the 2001 Annual Report on Form 10-K, the Partnership recently recompleted a well which commingled the Fort Riley/Winfield/Krider zones in the well bore. As a result, all three Partnership wells that have penetrated the Fort Riley zone are commingled with the Winfield/Krider zone. The first and second wells are producing 410 MCF per day at 44 psig and 225 MCF per day at 16 psig with 14 bbls of water per day, respectively. The third well is producing 240 MCF per day at 65 psig compared to the previous 46 MCF per day and 3 bbls of water per day from the Fort Riley zone. At present, the Fort Riley zone is purposely not being produced in the third well while the Winfield/Krider zone stabilizes.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

As discussed in the 2001 Annual Report on Form 10-K, the Partnership is active in supporting its views regarding possible Oklahoma regulatory/legislative action on infill drilling and in monitoring activities resulting from removal of production quantity restrictions during 1998 in the Guymon-Hugoton field. Both infill drilling and removal of production limits could require considerable capital expenditures. The outcome and the cost of such activities is unpredictable. No additional compression has been installed since 2000 by operators on adjoining acreage resulting from the relaxed production rules that affect the Partnership's wells. Such installations by others could require Partnership expenditures to stay competitive with adjoining operators.

During 2000, Kansas adopted new regulatory rules, agreed upon by most producers, to enable the use of field compressors to operate Hugoton field wells at a vacuum and provide that no well will be restricted to less than 100 MCF per day. Possible effects on future production in excess of 100 MCF per day allowed by the state regulations are not predictable. The Partnership received approval to operate all its wells at a vacuum; thus far, the Partnership has not experienced any significant increase in current production. Existing Partnership compressors have been adequate to create a vacuum.

The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others. Two of the fifteen 15 wells were recompleted in the Guymon Hugoton field which presently improved production by 40 to 44 MCF per day over the two original Guymon Hugoton wells that were plugged and abandoned per state regulations. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. Recent results by others in the 13 remaining wells have varied from 9 MCF per day to 310 MCF per day. Production volumes in subsequent months have varied with most wells showing decreases. Current total production from the three Council Grove wells owned by others but located on the Partnership's acreage is approximately 12 MCFD, 6 MCFD and 5 MCFD, respectively. The Partnership has a minor overriding royalty interest in the three wells.

As disclosed on a Form 8-K filed on December 14, 2001, the Partnership has signed definitive agreements to combine the businesses and/or properties of the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P., in a non-taxable transaction, into a new publicly traded limited partnership. During 2001, approximately $785,000 was expensed related to the combination compared to $339,000 in 2000. Approximately $262,000 of expense, relating primarily to the filing of a registration statement, has been incurred during the quarter ending March 31, 2002. The combination is subject to a number of conditions including
(1) approval by a majority of Dorchester Hugoton Unitholders, (2) approvals by the owners of Spinnaker Royalty and Republic Royalty and affiliated partnerships and interest holders, and (3) filings with and/or clearances by various securities and governmental authorities. On May 15, 2002, the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P. filed an initial Registration Statement on Form S-4 under the Securities Act of 1933.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                                OTHER INFORMATION
PART II

Item 1. Legal Proceedings: See Notes to Condensed Financial Statements.

Item 5. Other  Information - None.

Item 6. Exhibits and Reports on Form 8-K:
     a)   Reports on Form 8-K - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date: May 15, 2002                     /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)