Form 10-Q
period 2002-06-30
DORCHESTER HUGOTON LTD
filed 2002-08-13
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 2002                   Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of July 31, 2002, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                                  June 30, 2002


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001

          Condensed Statements of Earnings for the Three and Six
          Months Ended June 30, 2002 and 2001 (Unaudited)

          Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)

          Condensed Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (Unaudited)

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                                           June 30,   Dec. 31,
                                                             2002       2001
                                                           --------   --------
                                     ASSETS              (Unaudited)
Current assets:
    Cash and cash equivalents .......................      $ 17,935    $18,439
    Investments - available for sale .................        5,237      5,030
    Accounts receivable ..............................        1,788      1,472
    Prepaid expenses and other current assets ........          436        453
                                                            -------    -------
      Total current assets ...........................       25,396     25,394
                                                            -------    -------

Property and equipment - at cost .....................       35,051     34,996
    Less depreciation, depletion and amortization ....      (20,002)   (18,936)
                                                            -------   --------
      Net property and equipment .....................       15,049     16,060
                                                            -------   --------

Total assets .........................................      $40,445    $41,454
                                                            =======    =======
                       LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
    Accounts payable and other current liabilities ...      $   622    $   648
    Production and property taxes payable or accrued .          360        230
    Royalties payable ................................          357        309
    Distributions payable to Unitholders .............        2,931      2,931
                                                            -------    -------
      Total liabilities ..............................        4,270      4,118
                                                            -------    -------
Commitments and contingencies (Note 2)

Partnership capital:
    General partners .................................          257        271
    Unitholders ......................................       33,198     34,552
    Accumulated other comprehensive income ...........        2,720      2,513
                                                            -------    -------
      Total partnership capital ......................       36,175     37,336
                                                            -------    -------

Total liabilities and partnership capital ............      $40,445    $41,454
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in Thousands)
                                   (Unaudited)



                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       ------------------      ----------------
                                         2002       2001         2002     2001
                                       --------   -------      -------  -------

Net operating revenues:
     Natural gas sales, net ........   $ 4,611    $ 6,955      $ 8,288  $18,277
     Other .........................        37         59           60      115
                                       -------    -------      -------  -------
Total net operating revenues .......     4,648      7,014        8,348   18,392
                                       -------    -------      -------  -------
Costs and expenses:
    Operating, including prod. taxes       924      1,400        1,749    2,827
    Depletion, depreciation & amort.       536        566        1,077      972
    General and administrative .....       249        256          473      481
    Management fees ................       131        154          252      352
    Merger costs and related exp....       168         89          430      266
    Investment income ..............      (100)      (289)        (206)    (562)
    Interest .......................         6         10           14       19
    Other (income) expense, net ....        (4)        (2)           4      (17)
                                       -------    -------      -------  -------
Total costs and expenses ...........     1,910      2,184        3,793    4,338
                                       -------    -------      -------  -------
Net earnings .......................   $ 2,738    $ 4,830      $ 4,555  $14,054
                                       =======    =======      =======  =======
Net earnings per Unit (in dollars) .   $  0.25    $  0.44      $  0.42  $  1.29
                                       =======    =======      =======  =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)


Net earnings .......................   $ 2,738    $ 4,830      $ 4,555  $14,054
Unrealized holding gain (loss) on
     available for sale securities .      (373)       406          207       26
                                       --------   -------      -------  -------
Comprehensive income ...............   $ 2,365    $ 5,236      $ 4,762  $14,080
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2002         2001
                                                           -------      -------

Cash flows provided by operating activities ..........     $ 5,429      $20,792
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of property & equipment ................         (86)      (5,407)
    Cash received on sale of other property and equip.          13           26
                                                           -------      -------
Cash flows used in investing activities ..............         (73)      (5,381)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (5,860)      (6,946)
                                                           -------      -------

Increase (decrease) in cash and cash equivalents .....        (504)       8,465
Cash and cash equivalents at January 1, ..............      18,439       15,767
                                                           -------      -------
Cash and cash equivalents at June 30, ................     $17,935      $24,232
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed financial statements reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Dorchester Hugoton, Ltd.'s (the "Partnership's") financial position and operating results for the interim period. Interim period results are not necessarily indicative of the results for the calendar year. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. Per-Unit information is calculated by dividing the 99% interest owned by Unitholders by the 10,744,380 Units outstanding. Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

2. In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, filed a lawsuit against the Partnership, Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration and Production, Inc. ("defendants"). The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who use natural gas at their own risk, free of cost from gas wells in residences located on leases. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements entered into with the defendants in the 1930's through the 1950's. Plaintiffs also assert defendants conspired to restrain trade by warning of dangers of natural gas use and using such warnings to induce some plaintiffs to release their domestic gas rights. Plaintiffs also seek certification of class action against defendants. Additionally, plaintiffs seek accounting of fuel use by defendants. Dorchester Hugoton believes plaintiffs' claims are completely without merit as to Dorchester Hugoton and has filed an answer. In July 2002 the defendants won a motion for summary judgment removing RRNGR as a plaintiff. Based upon past measurements of such gas usage and current natural gas prices, Dorchester Hugoton believes the damages sought by plaintiffs to be minimal.

     The Partnership is involved in a few other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on financial position or operating results.

3. As disclosed on a Form 8-K filed on December 14, 2001, the Partnership has signed definitive agreements to combine the businesses and/or properties of the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P., in a non-taxable transaction, into Dorchester Minerals, L.P., which will be a new publicly traded limited partnership. The definitive agreements include provisions for the general partners of each entity to exercise a fiduciary option to terminate the agreements subject to payment of $3,000,000 in total to the non-terminating entities. Such payment by the terminating entity may also result from uncorrected failure to fulfill a material obligation of the definitive agreements. During 2001, approximately $785,000 was expensed related to the combination. Approximately $430,000 of expense, relating primarily to the filing of a registration statement, has been incurred during the six months ending June 30, 2002. The combination is subject to a number of conditions including
     (1) approval by a majority of Dorchester Hugoton Unitholders, (2) approvals by the owners of Spinnaker Royalty and Republic Royalty and affiliated partnerships and interest holders, and (3) filings with and/or clearances by various securities and governmental authorities. On May 15, 2002, Dorchester Minerals, L.P. filed an initial Registration Statement on Form S-4 under the Securities Act of 1933 and filed its first amendment on August 13, 2002.

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

4. Since 1994 the Partnership previously maintained an unsecured revolving credit facility for $15,000,000 with Bank One, Texas, N.A. The borrowing base was $6,000,000, which was to be re-evaluated by Bank One at least annually. If, on any such date, the aggregate amount of outstanding loans and letters of credit exceeded the borrowing base, the Partnership was required to repay the excess. This credit facility included both cash advances and any letters of credit that the Partnership needed, with interest being charged at the base rate for Bank One (4.75%) on May 31, 2002 and March 31, 2002. All amounts borrowed under this facility would have become due and payable on July 31, 2002. On June 4, 2002 the Partnership repaid its borrowings and terminated the agreement.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flows from operating activities during the three and six months ended June 30, 2002 were $2,888,000 and $5,429,000 compared to $9,651,000 and
$20,792,000 for the same periods of 2001. Second quarter net earnings were $0.25 per Unit compared to $0.44 per Unit in 2001. Operating cash flows and net earnings were lower during 2002 primarily as a result of significantly lower natural gas market prices compared to the same period last year as shown in the table below.

On June 4, 2002 the Partnership repaid and terminated its unsecured revolving credit facility. Please see Note 4 to the Financial Statements for additional information. Cash and temporary cash investments totaled $17,935,000 on June 30, 2002 compared to $18,439,000 on December 31, 2001. On August 9, 2001, the Partnership paid $5,270,000 to acquire, effective March 1, 2001, an Oklahoma production payment.

As discussed in the 2001 Annual Report on Form 10-K and the 2002 First Quarterly Report on Form 10-Q, the Partnership sells its Kansas gas to Anadarko Energy Services Company under a year-to-year agreement and its Oklahoma gas to Williams Energy Marketing and Trading Company under a month-to-month agreement. Both sales are at field market prices. Williams has announced the potential of selling its gas trading activities. At present, the Partnership is reviewing alternative gas purchasers for its Oklahoma gas. The Partnership believes that the loss of any single customer would not have a material adverse effect on the results of its operations because transmission and other pipelines connected to the Partnership's facilities are required by the FERC or state regulations to provide continued equal access for shipment of natural gas. Additionally, there are numerous gas purchasers available on each pipeline.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payments where applicable) and weighted average sales prices were:

                                  Three Months Ended           Six Months Ended
                               ----------------------------    -----------------
                                   June 30,                         June 30,
                               ----------------     Mar. 31,   -----------------
                                2002       2001       2002      2002       2001
Sales Volumes - MMCF:          -----      -----      -----     -----      -----
   Oklahoma ...............    1,213      1,179      1,222     2,435      2,531
   Kansas .................      213        229        219       432        480
                               -----      -----      -----     -----      -----
Total MMCF ................    1,426      1,408      1,441     2,867      3,011
                               =====      =====      =====     =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $3.23      $4.82      $2.57     $2.90      $6.25
   Kansas .................     3.26       4.87       2.45      2.85       6.29
Overall Weighted Avg - $/MCF    3.23       4.83       2.55      2.89       6.26

Oklahoma gas sales volumes during the second quarter of 2002 were lower than the previous quarter because a greater number of gas wells incurred state shut-in tests during the second quarter and because of normal reservoir decline. Second quarter Oklahoma gas sales volumes were higher than the same quarter of 2001 primarily as a result of extensive scheduled maintenance during 2001 causing downtime on the Partnership's central gas compression units that deliver the Partnership's gas into sales pipelines. Kansas gas sales during the second quarter of 2002 were less than the previous quarter and the same quarter of 2001 because of natural reservoir decline.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


During the first half of 2002, the Partnership has fracture treated (creating cracks in the formation to assist gas flow from the producing zones into the well bore) three wells in Oklahoma. One well, fracture treated by others, in which the Partnership owned a 25% non-operating interest increased in volume from 203 to 228 mcf per day with no change in pressure. Two wells fracture treated by the Partnership decreased in volume from 61 to 25 mcf per day and from 95 to 80 mcf per day. Both wells increased in pressure from 35.6 to 52.0 psig and from 38.7 to 45.7 psig, respectively. The Partnership plans to continue the fracture treatment program on other wells.

Similar to the discussion in the 2001 Annual Report on Form 10-K and the 2002 First Quarterly Report on Form 10-Q, all three of the Partnership wells that have penetrated the Fort Riley zone are commingled with the Winfield/Krider zone. The three wells are producing 409 mcf per day at 37 psig and 230 mcf per day at 16 psig with 17 bbls of water per day and 198 mcf per day at 56 psig, respectively. At present, the Fort Riley zone is purposely not being produced in the third well while the Winfield/Krider zone stabilizes.

The Partnership also participated in May, 2002 as a 25% non-operator in the deepening of one well to the Fort Riley zone which increased production by 10 mcf per day with no increase in pressure.

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

The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others. Two of the 15 wells were recompleted in the Guymon Hugoton field which presently improved production by 38 to 45 mcf per day over the two original Guymon Hugoton wells that were plugged and abandoned per state regulations. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. Recent results by others in the 13 remaining wells have varied from 6 to 298 mcf per day. Production volumes in subsequent months have varied with most wells showing decreases. Current total production from the three Council Grove wells owned by others but located on the Partnership's acreage is approximately 7, 8 and 21 mcf per day. The Partnership has a minor overriding royalty interest in the three wells.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


As disclosed on a Form 8-K filed on December 14, 2001, the Partnership has signed definitive agreements to combine the businesses and/or properties of the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P., in a non-taxable transaction, into Dorchester Minerals, L.P., which will be a new publicly traded limited partnership. During 2001, approximately $785,000 was expensed related to the combination compared to $339,000 in 2000. Approximately $430,000 of expense, relating primarily to the filing of a registration statement, has been incurred during the six months ending June 30, 2002. The combination is subject to a number of conditions including (1) approval by a majority of Dorchester Hugoton Unitholders, (2) approvals by the owners of Spinnaker Royalty and Republic Royalty and affiliated partnerships and interest holders, and (3) filings with and/or clearances by various securities and governmental authorities. On May 15, 2002, Dorchester Minerals, L.P. filed an initial Registration Statement on Form S-4 under the Securities Act of 1933 and filed its first amendment on August 13, 2002.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART II
                                OTHER INFORMATION



Item 1.   Legal Proceedings: See Notes to Condensed Financial Statements.

Item 5. Other Information:
          a) Mr. W. Randall Blank was re-appointed to the Partnership's Advisory Committee for a three year term subject to the revisions that may result from the proposed combination into Dorchester Minerals, L.P. The Advisory Committee functions as the Audit Committee for the Partnership.

Item 6. Exhibits and Reports on Form 8-K:
          a)   Reports on Form 8-K: - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant





Date: August 13, 2002                  /s/ Kathleen A. Rawlings
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




     In connection with the accompanying Quarterly Report of Dorchester Hugoton, Ltd. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 (the "Report"), I, Preston A. Peak, President of P.A. Peak, Inc., General Partner of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2002                      /s/Preston A. Peak
                                           -------------------------------------
                                           Preston A. Peak, President
                                           P.A. Peak, Inc., General Partner

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




     In connection with the accompanying Quarterly Report of Dorchester Hugoton, Ltd. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 (the "Report"), I, James E. Raley, President of James E. Raley, Inc., General Partner of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2002                      /s/James E. Raley
                                           -------------------------------------
                                           James E. Raley, President
                                           James E. Raley, Inc., General Partner

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




     In connection with the accompanying Quarterly Report of Dorchester Hugoton, Ltd. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 (the "Report"), I, Kathleen A. Rawlings, Controller of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2002                      /s/Kathleen A. Rawlings
                                           -------------------------------------
                                           Kathleen A. Rawlings, Controller
                                           Principal Accounting Officer