Form 10-Q
period 2002-09-30
DORCHESTER HUGOTON LTD
filed 2002-11-12
CIK 703814

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 2002              Commission file number 0-10697



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 31, 2002, 10,744,380 Depositary Receipts for Units of Limited Partnership Interest were outstanding.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                          QUARTERLY REPORT ON FORM 10-Q

                               September 30, 2002


                                      INDEX


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001

          Condensed Statements of Earnings for the Three and Nine
          Months Ended September 30, 2002 and 2001 (Unaudited)

          Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

          Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

          Notes to Condensed Financial Statements (Unaudited)


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 4. Controls and Procedures

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                            CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                                           Sept. 30,   Dec. 31,
                                                             2002       2001
                                                           --------   --------
                                     ASSETS              (Unaudited)
Current assets:
    Cash and cash equivalents ........................     $ 18,111    $18,439
    Investments - available for sale .................        4,083      5,030
    Accounts receivable ..............................        1,880      1,472
    Prepaid expenses and other current assets ........          341        453
                                                            -------    -------
      Total current assets ...........................       24,415     25,394
                                                            -------    -------

Property and equipment - at cost .....................       35,035     34,996
    Less depreciation, depletion and amortization ....      (20,481)   (18,936)
                                                            -------   --------
      Net property and equipment .....................       14,554     16,060
                                                            -------   --------

Total assets .........................................      $38,969    $41,454
                                                            =======    =======
                       LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities:
    Accounts payable and other current liabilities ...      $   599    $   648
    Production and property taxes payable or accrued .          318        230
    Royalties payable ................................          370        309
    Distributions payable to Unitholders .............        2,931      2,931
                                                            -------    -------
      Total liabilities ..............................        4,218      4,118
                                                            -------    -------
Commitments and contingencies (Note 2)

Partnership capital:
    General partners .................................          255        271
    Unitholders ......................................       32,930     34,552
    Accumulated other comprehensive income ...........        1,566      2,513
                                                            -------    -------
      Total partnership capital ......................       34,751     37,336
                                                            -------    -------

Total liabilities and partnership capital ............      $38,969    $41,454
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)

                        CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in Thousands)
                                   (Unaudited)



                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                       ------------------      ----------------
                                         2002       2001         2002     2001
                                       --------   -------      -------  -------

Net operating revenues:
     Natural gas sales, net ........   $ 4,473    $ 4,692      $12,761  $22,969
     Other .........................        36         37           96      152
                                       -------    -------      -------  -------
Total net operating revenues .......     4,509      4,729       12,857   23,121
                                       -------    -------      -------  -------
Costs and expenses:
    Operating, including prod. taxes       938      1,010        2,687    3,837
    Depletion, depreciation & amort.       539        564        1,616    1,536
    General and administrative .....       225        206          698      687
    Management fees ................       129        132          381      484
    Merger costs and related exp....        95          0          525      266
    Investment income ..............       (94)      (203)        (300)    (765)
    Interest expense................         0          9           14       28
    Other (income) expense, net ....        17        (34)          21      (51)
                                       -------    -------      -------  -------
Total costs and expenses ...........     1,849      1,684        5,642    6,022
                                       -------    -------      -------  -------
Net earnings .......................   $ 2,660    $ 3,045      $ 7,215  $17,099
                                       =======    =======      =======  =======
Net earnings per Unit (in dollars) .   $  0.24    $  0.28      $  0.66  $  1.57
                                       =======    =======      =======  =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)


Net earnings .......................   $ 2,660    $ 3,045      $ 7,215  $17,099
Unrealized holding gain (loss) on
     available for sale securities .      (575)      (547)        (947)    (521)
                                       --------   -------      -------  -------
Comprehensive income ...............   $ 2,085    $ 2,498      $ 6,268  $16,578
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

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)


                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             2002         2001
                                                           -------      -------

Cash flows provided by operating activities ..........     $ 8,597      $19,280
                                                           -------      -------
Cash flows used in investing activities:
    Purchases of property & equipment ................        (175)      (5,496)
    Cash received on sale of other property and equip.          41           26
                                                           -------      -------
Cash flows used in investing activities ..............        (134)      (5,470)
                                                           -------      -------
Cash flows used in financing activities:
    Distributions paid to Unitholders ................      (8,791)      (9,876)
                                                           -------      -------

Increase (decrease) in cash and cash equivalents .....        (328)       3,934
Cash and cash equivalents at January 1, ..............      18,439       15,767
                                                           -------      -------
Cash and cash equivalents at September 30, ...........     $18,111      $19,701
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

2. In January 2002, some individuals and an association called Rural Residents for Natural Gas Rights, referred to as RRNGR, filed a lawsuit against the Partnership, Anadarko Petroleum Corporation, Conoco, Inc., XTO Energy Inc., ExxonMobil Corporation, Phillips Petroleum Company, Incorporated and Texaco Exploration and Production, Inc. ("defendants"). The individuals and RRNGR consist primarily of Texas County, Oklahoma residents who use natural gas at their own risk, free of cost from gas wells in residences located on leases. The plaintiffs seek declaration that their domestic gas use is not limited to stoves and inside lights and is not limited to a principal dwelling as provided in the oil and gas lease agreements entered into in the 1930's through the 1950's. Plaintiffs also assert defendants conspired to restrain trade by warning of dangers of natural gas use and using such warnings to induce some plaintiffs to release their domestic gas rights. Plaintiffs also seek certification of class action against defendants.
     Additionally, plaintiffs seek accounting of fuel use by defendants. Dorchester Hugoton believes plaintiffs' claims are completely without merit as to Dorchester Hugoton and has filed an answer. In July 2002 the defendants won a motion for summary judgment removing RRNGR as a plaintiff. Based upon past measurements of such gas usage and current natural gas prices, Dorchester Hugoton believes the damages sought by plaintiffs to be minimal.

     The Partnership is involved in several other legal and/or administrative proceedings arising in the ordinary course of its gas business, none of which have predictable outcomes and none of which are believed to have any significant effect on the financial position or operating results of the Partnership.

3. As disclosed on a Form 8-K filed on December 14, 2001, the Partnership has signed definitive agreements to combine the businesses and/or properties of the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P., in a non-taxable transaction, into Dorchester Minerals, L.P., which will be a new publicly traded limited partnership. The definitive agreements include provisions for the general partners of each entity to exercise a fiduciary option to terminate the agreements subject to payment of $3,000,000 in total to the non-terminating entities. Such payment by the terminating entity may also result from uncorrected failure to fulfill a material obligation of the definitive agreements. During 2001, approximately $785,000 was expensed by the Partnership related to the combination. Approximately $525,000 of expense, relating primarily to the filing of a registration statement, has been incurred by the Partnership during the nine months ending September 30, 2002. The combination is subject to a number of conditions including (1) approval by a majority of Partnership Unitholders, (2) approvals by the owners of Spinnaker Royalty Company, L.P. and Republic Royalty Company and affiliated partnerships and interest holders, and (3) filings with and/or clearances by various securities and governmental authorities. On May 15, 2002, Dorchester Minerals, L.P. filed an initial Registration Statement on Form S-4 under the Securities Act of 1933. On October 30, 2002 the Partnership filed a report on Form 8-K announcing the amended Registration Statement was declared effective and announcing a December 30, 2002 special meeting of the Partnership for Unitholders of record on October 23, 2002 to vote on the proposed combination in person or by proxy.

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

4. Between 1994 and 2002 the Partnership maintained an unsecured revolving credit facility for $15,000,000 with Bank One, Texas, N.A. While the latest borrowing base was $6,000,000, since August 1997 only $100,000 had been outstanding. On June 4, 2002 the Partnership repaid its borrowings and terminated the agreement.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
Part I
Item 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash flows from operating activities during the three and nine months ended September 30, 2002 were $3,168,000 and $8,597,000 compared to ($1,512,000) and
$19,280,000 for the same periods of 2001. Third quarter net earnings were $0.24 per Unit in 2002 compared to $0.28 per Unit in 2001. Third quarter 2001 cash flow of ($1,512,000) included the purchase of a production payment for $5,270,000. Excluding the production payment purchase, operating cash flows and net earnings were lower during 2002 compared to the same periods last year primarily as a result of lower natural gas sales volumes, less investment income, and higher merger costs.

On June 4, 2002 the Partnership repaid and terminated its unsecured revolving credit facility. Please see Note 4 to the Financial Statements for additional information. Cash and temporary cash investments totaled $18,111,000 on September 30, 2002 compared to $18,439,000 on December 31, 2001. On August 9, 2001, the Partnership paid $5,270,000 to acquire, effective March 1, 2001, an Oklahoma production payment.

As discussed in the 2001 Annual Report on Form 10-K and the 2002 First Quarterly Report on Form 10-Q, the Partnership sells its Kansas gas to Anadarko Energy Services Company under a year-to-year agreement and its Oklahoma gas to Williams Energy Marketing and Trading Company under a month-to-month agreement. Both sales are at field market prices. Williams has announced the possibility of selling its gas trading activities. At present, the Partnership is reviewing alternative gas purchasers for its Oklahoma gas. The Partnership believes that the loss of any single customer would not have a material adverse effect on the results of its operations because transmission and other pipelines connected to the Partnership's facilities are required by the FERC or state regulations to provide continued equal access for shipment of natural gas. Additionally, there are numerous gas purchasers available on each pipeline.

The Partnership's portion of gas sales volumes (not reduced for Oklahoma production payments where applicable) and weighted average sales prices were:

                                  Three Months Ended           Nine Months Ended
                               ----------------------------    -----------------
                                 September 30,                   September 30,
                               ----------------     June 30,   -----------------
                                2002       2001       2002      2002       2001
Sales Volumes - MMCF:          -----      -----      -----     -----      -----
   Oklahoma ...............    1,225      1,319      1,213     3,660      3,850
   Kansas .................      214        259        213       646        739
                               -----      -----      -----     -----      -----
Total MMCF ................    1,439      1,578      1,426     4,306      4,589
                               =====      =====      =====     =====      =====
Weighted Average Sales Prices - $/MCF:
   Oklahoma ...............    $3.14      $2.94      $3.23     $2.98      $5.12
   Kansas .................     2.89       3.15       3.26      2.86       5.19
Overall Weighted Avg - $/MCF    3.11       2.97       3.23      2.96       5.13

Oklahoma gas sales volumes during the third quarter of 2002 were comparable to the previous quarter but lower than the same quarter of 2001 because of normal reservoir decline. Kansas gas sales during the third quarter of 2002 were essentially unchanged compared to the previous quarter but less than the same quarter of 2001 because of natural reservoir decline.

                            DORCHESTER HUGOTON, LTD.
                         (A Texas Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


No additional wells were fracture treated (creating cracks in the formation to assist gas flow from the producing zones into the well bore) during the third quarter of 2002. As previously discussed, the Partnership's three wells that have penetrated the Fort Riley zone continue to produce satisfactorily at 404, 213, and 191 mcf per day. The Partnership plans to continue the fracture treatment program on other wells.

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

Similarly, as a result of naturally declining Oklahoma Guymon Hugoton reservoir pressures, additional rental field compression units may become necessary during 2003. The cost of such additional compression could require from $400,000 to $600,000 in capital and require $350,000 to $400,000 per year additional operating costs (primarily compressor rental). The purpose of such compressors is to get more gas production through the Partnership's pipelines at lower pressures. While it is believed that the benefits of such compression will more than exceed cost and recover capital, neither the timing of such a project nor the increased gas production are currently predictable.

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

The Partnership is continuing to monitor the activity on nearby acreage in the Council Grove formation. At present 15 wells have been drilled by others. Two of the 15 wells were recompleted in the Guymon Hugoton field which presently improved production by a total of 23 mcf per day over the two original Guymon Hugoton wells that were plugged and abandoned per state regulations. The Partnership's ownership includes the Council Grove formation underlying most of its Oklahoma acreage. It is not known if such monitoring will result in any plans by the Partnership to attempt a Council Grove well; previous preliminary reviews yielded unfavorable forecasts. Recent results by others in the 13 remaining wells have varied from 8 to 462 mcf per day. Production volumes in subsequent months have varied with most wells showing decreases. Current total production from the three Council Grove wells owned by others but located on the Partnership's acreage is approximately 6, 11 and 15 mcf per day. The Partnership has a minor overriding royalty interest in the three wells.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART I
Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


As disclosed on a Form 8-K filed on December 14, 2001, the Partnership has signed definitive agreements to combine the businesses and/or properties of the Partnership, Republic Royalty Company, and Spinnaker Royalty Company, L.P., in a non-taxable transaction, into Dorchester Minerals, L.P., which will be a new publicly traded limited partnership. During 2001, approximately $785,000 was expensed by the Partnership related to the combination. Approximately $525,000 of expense, relating primarily to the filing of a registration statement, has been incurred by the Partnership during the nine months ending September 30, 2002. The combination is subject to a number of conditions including (1) approval by a majority of Partnership Unitholders, (2) approvals by the owners of Spinnaker Royalty Company, L.P. and Republic Royalty Company and affiliated partnerships and interest holders, and (3) filings with and/or clearances by various securities and governmental authorities. On May 15, 2002, Dorchester Minerals, L.P. filed an initial Registration Statement on Form S-4 under the Securities Act of 1933. On October 30, 2002 the Partnership filed a report on Form 8-K announcing the amended Registration Statement was declared effective and announcing a December 30, 2002 special meeting of the Partnership for Unitholders of record on October 23, 2002 to vote on the proposed combination in person or by proxy.


Item 4
                            CONTROLS AND PROCEDURES


Based on the evaluation of the Partnership's disclosure controls and procedures by James E. Raley, President of James E. Raley, Inc. and Preston A. Peak, President of P.A. Peak, Inc., the Partnership's general partners, and Kathleen
A. Rawlings, the Partnership's principal accounting officer, as of a date within 90 days of the filing date of this quarterly report, each of them have concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            DORCHESTER HUGOTON, LTD.
                          (A Texas Limited Partnership)
PART II
                                OTHER INFORMATION



Item 1. Legal Proceedings: See Notes to Condensed Financial Statements.

Item 5. Other Information: - None.

Item 6. Exhibits and Reports on Form 8-K:
     a) Reports on Form 8-K: - On October 30, 2002 the Partnership filed a report on Form 8-K as of October 30, 2002 in response to Items 5 and 7 thereof.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DORCHESTER HUGOTON, LTD.
                                       Registrant



Date: November 8, 2002                 /s/ Kathleen A. Rawlings
                                       ------------------------
                                       Kathleen A. Rawlings
                                       Controller (Principal Accounting Officer)

                                 CERTIFICATION

I, James E. Raley, President of James E. Raley, Inc. a General Partner of Dorchester Hugoton, Ltd. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dorchester Hugoton, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002              /s/ James E. Raley
                                      ------------------
                                      James E. Raley, President
                                      James E. Raley, Inc., General Partner

                                 CERTIFICATION

I, Preston A. Peak, President of P.A. Peak, Inc. a General Partner of Dorchester Hugoton, Ltd. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dorchester Hugoton, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002                        /s/ Preston A. Peak
                                                ------------------
                                                Preston A. Peak, President
                                                P.A. Peak, Inc., General Partner

                                 CERTIFICATION

I, Kathleen A. Rawlings, Principal Accounting Officer of Dorchester Hugoton, Ltd. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dorchester Hugoton, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 8, 2002                            /s/ Kathleen A. Rawlings
                                                    ------------------------
                                                    Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




     In connection with the accompanying Quarterly Report of Dorchester Hugoton, Ltd. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 (the "Report"), I, Preston A. Peak, President of P.A. Peak, Inc., General Partner of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 8, 2002                    /s/Preston A. Peak
                                           -------------------------------------
                                           Preston A. Peak, President
                                           P.A. Peak, Inc., General Partner

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




     In connection with the accompanying Quarterly Report of Dorchester Hugoton, Ltd. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 (the "Report"), I, James E. Raley, President of James E. Raley, Inc., General Partner of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 8, 2002                    /s/James E. Raley
                                           -------------------------------------
                                           James E. Raley, President
                                           James E. Raley, Inc., General Partner

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




     In connection with the accompanying Quarterly Report of Dorchester Hugoton, Ltd. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 (the "Report"), I, Kathleen A. Rawlings, Controller of the Partnership, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 8, 2002                    /s/Kathleen A. Rawlings
                                           -------------------------------------
                                           Kathleen A. Rawlings, Controller
                                           Principal Accounting Officer